Form 10-Q
period 2025-10-31
WEALTHFRONT CORP
filed 2026-01-23
CIK 1524566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-42987

(Exact name of registrant as specified in its charter)
Wealthfront Corporation

Delaware	20-8280144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
261 Hamilton Avenue Palo Alto, California	94301
(Address of principal executive offices)	(Zip Code)
(844) 995-8437
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	WLTH	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 22, 2026, the number of shares of the registrant’s common stock outstanding was 150,120,383.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements contained in this Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial condition, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” and similar expressions are intended to identify forward-looking statements.
Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in operating expenses, and our ability to maintain profitability;
•our business plan and our ability to effectively manage our growth;
•our ability to attract new clients and retain and grow platform assets from our existing clients;
•our total market opportunity;
•anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•market acceptance of our platform, products, and services;
•our beliefs and objectives for future operations;
•our ability to develop and introduce platform enhancements and new products and services and bring them to market in a timely manner;
•our expectations concerning relationships with third parties;
•our ability to maintain, protect, and enhance our intellectual property;
•the effects of increased competition in our markets and our ability to compete effectively;
•future acquisitions or investments in complementary companies or products;
•our ability to stay in compliance with laws and regulations that currently apply or may become applicable to our business both in the United States and internationally;
•economic and industry trends, projected growth, or trend analysis;
•the effects of seasonal trends on our operating results;
•general economic conditions in the United States and globally, including the effects of global geopolitical conflicts, fluctuating inflation, interest, and tariff rates, potential instability in the global banking sector, the federal debt ceiling and budget, and foreign currency exchange rates;
•our ability to operate and grow our business in light of macroeconomic uncertainty;
•increased expenses associated with being a public company;

•the expiration or release of market stand-off or contractual lock-up agreements, anticipation of such events, and sales of shares of our common stock by us or our stockholders; and
•other statements regarding our future operations, financial condition, and growth prospects and business strategies.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Form 10-Q.
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our operating results, financial condition, business strategy, and short-term and long-term business operations and objectives. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” and elsewhere in this Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Form 10-Q or to conform these statements to actual results or to changes in our expectations, except as required by law. These forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Form 10-Q. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

GLOSSARY OF ABBREVIATIONS, ACRONYMS AND DEFINITIONS
The following list of abbreviations, acronyms and definitions of certain terms may be used throughout this Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Unaudited Condensed Consolidated Financial Statements and the Notes to the Unaudited Condensed Consolidated Financial Statements.

APY	Annual percentage yield; the actual rate of return on an account over a year, taking into account the effect of compounding interest.
Cash Account	The brokerage account that our clients open and maintain at our subsidiary, Wealthfront Brokerage LLC, that provides clients access to our cash management services, including our cash sweep program.
Client retention rate	Calculated as (x) 1 minus (y) the number of churned clients in the period divided by funded clients at the end of the immediately preceding period.
Churned client	A previously funded client that ended the period with a zero balance across all accounts for the 45 consecutive calendar days ending as of the measurement date.
Digital natives	Individuals born after 1980 (i.e., Millennials, Gen Z, and later generations).
EGC	Emerging growth company.
ETF	Exchange-traded fund.
The Exchange Act	The Securities Exchange Act of 1934, as amended.
FDIC	Federal Deposit Insurance Corporation.
FINRA	Financial Industry Regulatory Authority.
Funded clients
Clients with balances greater than zero or that have been greater than zero on at least one occasion during the 45 consecutive calendar days ending as of the measurement date. Funded clients include clients with a zero balance across all accounts as of the measurement date if they had greater than zero balances in at least one account within the 45 calendar days prior to the measurement date. Individuals who share funded joint accounts are each considered to be a separate funded client.

IPO	Initial public offering.
JOBS Act	The Jumpstart Our Business Startups Act of 2012.
Net-of-fee returns	The investment return that a client earns net of any fees we charge.
Net deposits
The value of all assets our clients have placed into products on our platform, net of withdrawals, over a defined period of time, We exclude changes in value attributable to financial market movements from this metric.

Net income margin	The percentage of total revenue remaining as net income after the deduction of all expenses, taxes and interest.
Net revenue retention
Calculated by dividing total revenue in the current period from all funded clients that existed at the beginning of the period, by total revenue from those same clients in the prior period, inclusive of any clients that have churned. Revenue from new clients acquired during the period is excluded from this calculation.

Platform assets	The total value of financial assets held by clients in their accounts as of a stated date on our platform.
Program banks	FDIC-insured banks to which we sweep our clients’ Cash Account assets, which are disclosed on our website and subject to change from time to time.
Program deposits	Clients’ cash that is swept to program banks.
The Sarbanes-Oxley Act	The Sarbanes-Oxley Act of 2002.
SEC	Securities and Exchange Commission.
The Securities Act	The Securities Act of 1933, as amended.
SIPC	Securities Investor Protection Corporation.

WEALTHFRONT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except shares and per share data)	October 31,	January 31,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$266,191	$142,860
Cash segregated and on deposit for regulatory purposes	10,701	9,083
Due from clients	191,070	118,518
Accounts receivable	32,071	29,127
Client-held fractional shares	211,299	28,057
Other current assets	31,447	18,805
Total current assets	742,779	346,450
Deferred tax assets, net	45,700	60,194
Operating lease right-of-use asset	9,545	11,229
Property, software, and equipment, net	9,276	14,723
Other noncurrent assets	3,341	2,610
Total assets	$810,641	$435,206
Liabilities, redeemable convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$9,593	$6,467
Accrued liabilities	12,377	7,517
Due to clients	12,413	9,452
Payable to clearing broker	191,126	118,174
Current portion of operating lease liabilities	4,035	3,556
Fractional shares repurchase obligation	211,299	28,057
Total current liabilities	440,843	173,223
Operating lease liabilities, net of current portion	7,329	9,796
Other noncurrent liabilities	9,912	9,651
Total liabilities	458,084	192,670
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.0001 par value per share; 85,490,483 shares authorized as of October 31, 2025 and January 31, 2025; 69,852,421 and 69,914,359 shares issued and outstanding as of October 31, 2025 and January 31, 2025, respectively; aggregate liquidation preference of $229,393 and $229,543 as of October 31, 2025 and January 31, 2025, respectively	227,198	227,198
Stockholders’ equity:
Common stock, $0.0001 par value per share; 214,611,134 shares authorized as of October 31, 2025 and January 31, 2025; 44,871,567 and 41,532,599 shares issued as of October 31, 2025 and January 31, 2025; 43,419,298 and 40,110,106 shares outstanding as of October 31, 2025 and January 31, 2025, respectively	4	4
Treasury stock, at cost; 1,452,269 and 1,422,493 shares held as of October 31, 2025 and January 31, 2025, respectively	(12,858)	(12,593)
Additional paid-in capital	146,559	127,862
Accumulated deficit	(8,346)	(99,935)
Total stockholders’ equity	125,359	15,338
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	810,641	435,206
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEALTHFRONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands, except shares and per share data)	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenue:
Cash management	$68,812	$60,157	$201,951	$168,890
Investment advisory	24,182	19,141	66,096	53,413
Other revenue	226	1,011	810	3,876
Total revenue	93,220	80,309	268,857	226,179
Costs and operating expenses:
Cost of revenue	10,178	7,988	28,433	22,421
Product development	20,922	17,063	62,381	46,430
General and administrative	15,404	7,365	34,144	21,251
Marketing	12,234	15,812	31,515	37,721
Operations and support	3,046	2,705	9,034	7,780
Total costs and operating expenses	61,784	50,933	165,507	135,603
Interest expense	217	1,031	383	2,557
Other income, net	(3,526)	(1,182)	(5,760)	(19,754)
Income before income taxes	34,745	29,527	108,727	107,773
Provision for (benefit from) income taxes	3,844	(519)	17,138	(54,582)
Net income	$30,901	$30,046	$91,589	$162,355

Earnings per share:
Basic	$0.72	$0.77	$2.22	$4.17
Diluted	$0.21	$0.22	$0.64	$1.08
Weighted-average shares outstanding used in computing earnings per share:
Basic	42,872,653	38,856,370	41,224,226	38,951,008
Diluted	142,510,293	138,336,934	142,434,669	138,890,885
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEALTHFRONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

(in thousands, except for number of shares)	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of July 31, 2025	69,852,421	$227,198	42,344,666	$4	$(12,831)	$136,433	$(39,247)	$84,359
Net income	—	—	—	—	—	—	30,901	30,901
Issuance of common stock upon exercise of vested stock options	—	—	1,077,232	—	—	2,040	—	2,040
Issuance of common stock upon settlement of RSUs	—	—	1,000	—	—	—	—	—
Repurchase of common stock	—	—	(3,600)	—	(27)	—	—	(27)
Change in early exercise liability	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	8,086	—	8,086
Balances as of October 31, 2025	69,852,421	$227,198	43,419,298	$4	$(12,858)	$146,559	$(8,346)	$125,359

(in thousands, except for number of shares)	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances as of July 31, 2024	69,914,359	$227,198	39,045,538	$4	$—	$119,611	$(162,073)	$(42,458)
Net income	—	—	—	—	—	—	30,046	30,046
Issuance of common stock upon exercise of vested stock options	—	—	1,176,623	—	—	2,159	—	2,159
Issuance of common stock upon settlement of restricted stock units (RSUs)	—	—	1,000	—	—	—	—	—
Repurchases of common stock, including retirement of 85,034 shares	—	—	(1,996,765)	—	(22,482)	(1,000)		(23,482)
Change in early exercise liability	—	—	—	—	—	48	—	48
Stock-based compensation expense	—	—	—	—	—	2,753	—	2,753
Balances as of October 31, 2024	69,914,359	$227,198	38,226,396	$4	$(22,482)	$123,571	$(132,027)	$(30,934)

WEALTHFRONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

(in thousands, except for number of shares)	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of January 31, 2025	69,914,359	$227,198	40,110,106	$4	$(12,593)	$127,862	$(99,935)	$15,338
Net income	—	—	—	—	—	—	91,589	91,589
Issuance of common stock upon exercise of vested stock options	—	—	3,274,030	—	—	7,161	—	7,161
Issuance of common stock upon settlement of RSUs	—	—	3,000	—	—	—	—	—
Repurchase of common stock	—	—	(29,776)	—	(265)	—	—	(265)
Conversion of redeemable convertible preferred stock	(61,938)	—	61,938	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	11,536	—	11,536
Balances as of October 31, 2025	69,852,421	$227,198	43,419,298	$4	$(12,858)	$146,559	$(8,346)	$125,359

(in thousands, except for number of shares)	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances as of January 31, 2024	69,914,359	$227,198	38,960,555	$4	$—	$113,523	$(294,382)	$(180,855)
Net income	—	—	—	—	—	—	162,355	162,355
Issuance of common stock upon exercise of vested stock options	—	—	1,259,606	—	—	2,293	—	2,293
Issuance of common stock upon settlement of RSUs	—	—	3,000	—	—	—	—	—
Repurchases of common stock, including retirement of 85,034 shares	—	—	(1,996,765)	—	(22,482)	(1,000)	—	(23,482)
Change in early exercise liability	—	—	—	—	—	153	—	153
Stock-based compensation expense	—	—	—	—	—	8,602	—	8,602
Balances as of October 31, 2024	69,914,359	$227,198	38,226,396	$4	$(22,482)	$123,571	$(132,027)	$(30,934)
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEALTHFRONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended October 31,
(in thousands)	2025	2024
Operating activities
Net income	$91,589	$162,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, software, and equipment, net	5,568	4,457
Non-cash lease expense	2,421	2,283
Cash interest paid on convertible note	—	(904)
Non-cash interest expense on related-party long-term debt	—	2,101
Deferred income taxes	14,494	(59,534)
Stock-based compensation expense	11,536	7,244
Impairment of internally developed software	709	—
Change in fair value of convertible note	—	(16,927)
Change in fair value of warrant liabilities	(23)	458
Change in fair value of simple agreement for future equity	285	924
Changes in operating assets and liabilities:
Due from clients	(72,552)	(25,842)
Accounts receivable	(2,944)	(7,299)
Other current and noncurrent assets	(13,373)	(4,304)
Accounts payable	3,126	3,258
Accrued liabilities	4,860	5,459
Due to clients	2,961	6,304
Payable to clearing broker	72,952	25,724
Lease liabilities	(2,725)	(2,522)
Net cash provided by operating activities	118,883	103,235
Investing activities
Purchases of property, software, and equipment	(830)	(502)
Capitalized internally developed software	—	(4,395)
Net cash used in investing activities	(830)	(4,897)
Financing activities
Repayment of convertible note	—	(29,122)
Proceeds from exercise of stock options, including early exercises	7,161	2,293
Repurchase of common stock	(265)	(23,482)
Net cash provided by (used in) financing activities	$6,896	$(50,311)
Net increase in cash and cash equivalents, cash segregated and on deposit for regulatory purposes, and restricted cash	124,949	48,027
Cash and cash equivalents, cash segregated and on deposit for regulatory purposes, and restricted cash at the beginning of the period	154,553	95,792
Cash and cash equivalents, cash segregated and on deposit for regulatory purposes, and restricted cash at the end of the period	$279,502	$143,819

Supplemental disclosures of cash flow information
Cash paid for income taxes	$2,661	$5,156
Cash paid for interest	$6,267	$4,495

Non-cash investing activities
Stock-based compensation included in capitalized internally developed software	$—	$1,358
Non-cash recognition of new lease	$737	$—

Non-cash financing activities
Change in early exercise of options liability	$—	$153
Retirement of common stock	$—	$(1,000)

The following presents cash and cash equivalents, cash segregated and on deposit for regulatory purposes, and restricted cash
Cash and cash equivalents	$266,191	$132,858
Cash segregated and on deposit for regulatory purposes	10,701	8,351
Restricted cash in other noncurrent assets	2,610	2,610
Total cash and cash equivalents, cash segregated and on deposit for regulatory purposes, and restricted cash	$279,502	$143,819
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.Description of Business
Wealthfront Corporation, a Delaware corporation incorporated in January 2007 (together with its consolidated subsidiaries, “Wealthfront” or the “Company”), is a technology company that built a financial solutions platform for digital natives to turn their savings into long-term wealth. The Company’s broad suite of products, including cash management, investing, borrowing and lending, and financial planning solutions, address the diverse financial needs of its clients regardless of the economic environment. Clients have ownership of the securities they transact on the Company’s platform, including those that collateralize margin loans, and, as a result, such securities are not presented on the consolidated balance sheets, other than client-held fractional shares which are presented gross.
The Company’s significant, wholly owned subsidiaries include Wealthfront Advisers LLC, a U.S. Securities and Exchange Commission (“SEC”)-registered investment adviser, and Wealthfront Brokerage LLC, an SEC-registered broker-dealer and a member of the Financial Industry Regulatory Authority.
2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the applicable rules and regulations of the SEC. Certain information and note disclosures included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended January 31, 2025 , included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on December 12, 2025. There have been no material changes in the Company’s significant accounting policies as described in the Company’s audited annual consolidated financial statements for the fiscal year ended January 31, 2025. The condensed consolidated financial statements include the accounts of Wealthfront and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer (“CEO”). The Company operates and reports financial information in one operating segment. This is because the CODM considers company-wide key performance metrics and utilizes consolidated net income to allocate resources and determine performance. The Company’s objective in making resource allocation decisions is to optimize the condensed consolidated financial results. The significant segment expenses reviewed by the CODM conform to the presentation of such items in the condensed consolidated statements of operations. The CODM does not review segment assets at a different asset level or category other than the amounts disclosed in the condensed consolidated balance sheets.
All revenue and long-lived assets in these condensed consolidated financial statements relate to contracts with clients located in the United States of America.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. The Company bases its estimates on current and past experiences, to the extent historical experience is predictive of future performance and various other assumptions that are believed to be reasonable, under these circumstances. Appropriate adjustments, if any, are made to the estimates prospectively based upon such periodic evaluation. Actual

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
results could differ from these estimates and could have a material adverse effect on the Company’s business.
Estimates, judgments and assumptions in these condensed consolidated financial statements include, but are not limited to: the valuation of allowance for credit losses, warrant liabilities, SAFEs (as defined below), and a convertible note; useful lives assigned to property and equipment; the discount rates used for leases; stock-based compensation, including the determination of the fair value of the Company’s common stock; and the realizability of deferred tax assets, net and uncertain tax positions.
Concentrations of Credit Risk
The Company’s financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents, restricted cash, margin loans to its clients, and the convertible note.
Although the Company deposits corporate cash with multiple financial institutions, the deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on deposits of cash and cash equivalents. Cash equivalents consist of highly liquid investments that are invested at financial institutions in the United States. Management believes that the institutions are financially stable and, accordingly, minimal credit risk exists.
The Company engages in trading and brokerage activities on behalf of clients with broker-dealers, banks, and other financial institutions, exposing it to counterparty risk. While equity defaults are typically shared among clearinghouse members, the Company monitors counterparty creditworthiness as needed.
Deferred Offering Costs
Deferred offering costs primarily consist of accounting, legal, and other fees directly related to the Company’s initial public offering (“IPO”). Upon consummation of the IPO in December 2025, the deferred offering costs were reclassified to stockholders’ equity (deficit) and recorded against the proceeds from the offering. The Company capitalized $7.2 million and $0.6 million of deferred offering costs within other current assets in the condensed consolidated balance sheets as of October 31, 2025 and January 31, 2025.
Recent Accounting Pronouncements Adopted
There were no new accounting pronouncements adopted during the nine months ended October 31, 2025 that materially impacted the condensed consolidated financial statements and related disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income taxes (Topic 740): Improvements to Income Taxes Disclosures. This guidance requires annual disclosure of specific categories in the rate reconciliation and provides additional information for reconciling items that meet a quantitative threshold. The guidance is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company plans to adopt ASU 2023-09 in its annual report for the fiscal year ending January 31, 2026. As ASU 2023-09 affects only disclosures, the Company does not expect adoption of this ASU will have a material impact on its financial position or results of operations.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement Expense Disaggregation Disclosures, which requires additional disclosures about certain amounts included in the expense captions presented on the statement of operations as well as disclosures about selling expenses. In January 2025, the FASB issued ASU No. 2025-01, which provides a delayed implementation timeline to give issuers additional time to prepare for the impacts of adopting ASU No. 2024-03. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impacts of the amendment on the disclosures to the condensed consolidated financial statements.

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Accounting for Software Costs, which provides a single capitalization model for internal-use software development and cloud implementation costs and replaces the current phase-based guidance. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied prospectively or modified retrospectively. The Company is currently assessing the impact of this new guidance on the condensed consolidated financial statements.

3.Fair Value Measurements
Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Assets and liabilities recorded at fair value are measured using a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers are:
•Level 1 – Observable inputs that reflect quoted prices (unadjusted) available in active markets for identical assets or liabilities.
•Level 2 – Inputs other than quoted prices in active markets that are either directly or indirectly observable.
•Level 3 – Unobservable inputs for which little or no market data exists, therefore requiring the Company to develop its own assumptions that market participants would use in pricing the asset or liability, including assumptions about risk.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In addition, the Company considers and uses all valuation methods that are appropriate in estimating the fair value of an asset or liability.
The Company’s financial instruments consist of cash and cash equivalents, cash segregated and on deposit for regulatory purposes, client-held fractional shares, restricted cash, due from/to clients, proprietary inventory in other current assets, accounts payable, accrued liabilities, payable to clearing broker, fractional shares repurchase obligation, convertible note, SAFEs, and warrant liabilities. Cash equivalents, client-held fractional shares, fractional shares repurchase obligation, proprietary inventory, convertible note, SAFEs, and warrant liabilities are stated at fair value. Cash, cash investments segregated and on deposit for regulatory purposes, restricted cash, due from/to clients, accounts payable, accrued liabilities, and payable to clearing broker are stated at their carrying value, which approximates fair value due to the short time these financial instruments are held to the expected receipt or payment date.

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following tables summarize the fair value of financial assets and liabilities and their classification by level of input within the fair value hierarchy as of October 31, 2025 and January 31, 2025 (in thousands):

	Financial Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
October 31, 2025
Assets
Cash equivalents
Money market funds	$241,722	$241,722	$—	$—
Certificates of deposit	2,600	2,600	—	—
Client-held fractional shares	211,299	211,299	—	—
Other current assets
Proprietary inventory	418	418	—	—
Total financial assets at fair value	$456,039	$456,039	$—	$—
Liabilities
Other noncurrent liabilities
SAFEs	6,426	—	—	6,426
Warrant liabilities	3,487	—	—	3,487
Fractional shares repurchase obligation	211,299	211,299	—	—
Total financial liabilities at fair value	$221,212	$211,299	$—	$9,913

	Financial Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
January 31, 2025
Assets
Cash equivalents
Money market funds	$118,708	$118,708	$—	$—
Certificates of deposit	2,600	2,600	—	—
Client-held fractional shares	28,057	28,057	—	—
Other current assets
Proprietary inventory	302	302	—	—
Total financial assets at fair value	$149,667	$149,667	$—	$—
Liabilities
Other noncurrent liabilities
SAFEs	6,141	—	—	6,141
Warrant liabilities	3,510	—	—	3,510
Fractional shares repurchase obligation	28,057	28,057	—	—
Total financial liabilities at fair value	$37,708	$28,057	$—	$9,651

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

	Convertible Note	Warrant Liabilities	SAFEs	Total
Balance at July 31, 2025	$—	$3,924	$7,086	$11,010
Mark-to-market adjustment	—	(437)	(660)	(1,097)
Balance at October 31, 2025	$—	$3,487	$6,426	$9,913

	Convertible Note	Warrant Liabilities	SAFEs	Total
Balance at July 31, 2024	$—	$3,101	$5,392	$8,493
Mark-to-market adjustment	—	189	375	564
Balance at October 31, 2024	$—	$3,290	$5,767	$9,057

	Convertible Note	Warrant Liabilities	SAFEs	Total
Balance at January 31, 2025	$—	$3,510	$6,141	$9,651
Mark-to-market adjustment	—	(23)	285	262
Balance at October 31, 2025	$—	$3,487	$6,426	$9,913

	Convertible Note	Warrant Liabilities	SAFEs	Total
Balance at January 31, 2024	$46,953	$2,832	$4,843	$54,628
Mark-to-market adjustment	(16,927)	458	924	(15,545)
Repayment of interest	(904)	—	—	(904)
Repayment of principal	(29,122)	—	—	(29,122)
Balance at October 31, 2024	$—	$3,290	$5,767	$9,057
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the nine months ended October 31, 2025.
4.Revenue
Disaggregation of Revenue
The principal categories the Company uses to disaggregate revenue reflect the type of service from which the revenue is generated, which is consistent with the presentation in the condensed consolidated statements of operations.
Contract Balances
The revenue streams identified as being generated through contracts with clients are outlined in Note 2. — Summary of Significant Accounting Policies of the audited annual consolidated financial statements for the fiscal year ended January 31, 2025 are all settled in arrears, in accordance with the Company’s contracts with the applicable counterparties. Receivables relate to the Company’s unconditional right to receive payment for its performance completed under the contract. The Company does not have deferred revenue as of October 31, 2025 and January 31, 2025. No other contract assets or liabilities existed as of October 31, 2025 and January 31, 2025.

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
The table below sets forth the opening and closing balances for accounts receivable from contracts with clients (in thousands):

	Cash Management Receivable	Investment Advisory Receivable	Other Receivable	Total Accounts Receivable
Opening Balance, February 1, 2025	$20,982	$6,668	$1,477	$29,127
Change	2,465	1,774	(1,295)	2,944
Closing Balance, October 31, 2025	$23,447	$8,442	$182	$32,071
5.Property, Software, and Equipment, Net
Property, software, and equipment, net as of October 31, 2025 and January 31, 2025 consists of the following (in thousands):

	October 31,	January 31,
	2025	2025
Leasehold improvements	$2,475	$2,467
Computer equipment	5,342	4,539
Furniture and fixtures	707	689
Internally developed software	36,993	37,702
Total	45,517	45,397
Less: accumulated depreciation and amortization	(36,241)	(30,674)
Property, software, and equipment, net	$9,276	$14,723
Depreciation expense related to property and equipment was $0.2 million and $0.7 million for the three and nine months ended October 31, 2025, respectively, compared to $0.2 million and $0.7 million for the three and nine months ended October 31, 2024, respectively.
No internally developed software was capitalized during the three and nine months ended October 31, 2025. The Company wrote-off $0.7 million in internally developed software due to impairment during the nine months ended October 31, 2025. There were no write-offs of internally developed software due to impairment during the three months ended October 31, 2025. The Company capitalized $1.1 million and $5.8 million in internally developed software during the three and nine months ended October 31, 2024, respectively. No impairment of internally developed software was recorded during the three and nine months ended October 31, 2024. The impairment of internally developed software was recorded in product and development in the condensed consolidated statements of operations. The amortization expense on capitalized internally developed software was $1.6 million and $4.9 million for the three and nine months ended October 31, 2025, respectively, compared to $1.4 million and $3.8 million for the three and nine months ended October 31, 2024, respectively.
6.Leases
The Company has three noncancelable operating leases for its offices with remaining lease terms ranging from 13 months to 32 months. The Company had one operating lease that expired in May 2025 and was not renewed. All leases require the Company to pay annual operating, tax or utilities expenses, which are included in the variable lease costs. The Company utilizes its incremental borrowing rate in determining the present value of lease payments, as the implicit rate is not readily determinable.

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
The components of lease cost for operating leases for the three and nine months ended October 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Operating lease cost	$983	$965	$2,928	$2,896
Variable lease cost	284	195	901	766
Total lease cost	$1,267	$1,160	$3,829	$3,662
Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended October 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases	$3,214	$3,136
The following table summarizes the lease-related assets and liabilities recorded in the condensed consolidated balance sheet at October 31, 2025 and January 31, 2025 (in thousands):

	October 31,	January 31,
	2025	2025
Operating lease ROU assets	$9,545	$11,229

Current operating lease liabilities	4,035	3,556
Noncurrent operating lease liabilities	7,329	9,796
Total operating lease liabilities	$11,364	$13,352
Lease term and discount rate were as follows:

	October 31,	January 31,
	2025	2025
Weighted-average remaining lease term (years)	2.65	3.40
Weighted-average discount rate	5.30%	5.25%
The following table provides the maturities of lease liabilities as of October 31, 2025 (in thousands):

Maturity of lease liabilities at October 31:	Amount
2026 (remaining)	$1,117
2027	4,551
2028	4,580
2029	1,964
Total future undiscounted lease payments	12,212
Less: imputed interest	(848)
Present value of lease liabilities	$11,364
As of October 31, 2025, the Company did not have additional operating and finance leases that have not yet commenced.

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
7.Financing Activities
Revolving Line of Credit
On October 31, 2024, the Company entered into a credit agreement with a third-party financial institution to provide a revolving line of up to $50.0 million (the “Revolver”) with a maturity date of October 30, 2025. Interest accrued on the outstanding principal balance is at (i) the base rate, plus 1.0% per annum or (ii) Adjusted Daily Simple SOFR (as defined in the Credit Agreement), plus 2.0% per annum. The base rate is defined as the highest of (i) the Prime Rate (as defined in the Credit Agreement); (ii) the Federal Funds Rate (as defined in the Credit Agreement), plus 0.50%, and (c) Adjusted Daily Simple SOFR plus 1.00%, and is payable on a monthly basis.
On October 14, 2025, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) with the same third-party financial institution acting as administrative agent to provide a revolving line of up to $250.0 million (the “Amended Revolver”), including a subfacility of up to $25.0 million for letters of credit. This Credit Agreement replaced the original Credit Agreement entered into on October 31, 2024. Interest accrued on the outstanding principal balance, at the Company’s option, is at either (i) the base rate determined by the highest of the prime rate, the federal funds effective rate plus 0.50% and the adjusted daily SOFR plus the 1.00%, or (ii) the adjusted daily SOFR plus the applicable interest margin. In addition, the Company will be required to pay commitment fees of (i) 0.25% per annum on the undrawn portion of the commitments under the Credit Agreement based on a consolidated total net leverage ratio less than 2.00 to 1.00, (ii) 0.375% per annum based on a consolidated total net leverage ratio greater than or equal to 2.00 to 1.00 but less than 3.00 to 1.00, and (iii) 0.50% per annum based on a consolidated total net leverage ratio greater than or equal to 3.00 to 1.00.
Neither the Revolver nor the Amended Revolver was drawn on during the three and nine months ended October 31, 2025.
Simple Agreement for Future Equity
In November 2019, the Company entered into a series of SAFEs with new investors associated with a small “acquihire” for an aggregate purchase amount of $2.2 million (the “Purchase Amount”). Upon equity financing or termination, the SAFE holders will receive an aggregate number of shares of common stock equal to the Purchase Amount divided by the conversion price.
Upon a liquidity event (and at the election of the Majority Holders, whose investment represents a majority of the Purchase Amount), the holders will receive in aggregate either: (i) a cash payment equal to the Purchase Amount or (ii) a number of shares of common stock equal to the Purchase Amount divided by the product of the liquidity price and the discount rate (such product, the “Discounted Price”). On March 10, 2022, the Company amended the Discounted Price of the SAFEs to $5.00 with respect to a specified strategic transaction. If there are insufficient funds to pay the holders, available funds will be distributed on a pro rata basis among the SAFE holders. In a dissolution event, the holders will receive the Purchase Amount. If the Company has insufficient funds to pay the SAFE holders, the Company will be liable to distribute available assets on a pro rata basis among the holders for the remaining amount.
The SAFEs represent an obligation to issue a variable number of shares of the Company’s common stock, the monetary value of which is known when entering into the SAFEs.
The fair value of the SAFEs was estimated using the following assumptions:

	October 31,	January 31,
	2025	2025
Purchase Amount (in thousands)	$2,187	$2,187
Discounted Price	5.00	5.00
Fair value of common stock	14.69	14.04

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
8.Commitments and Contingencies
Commitments
As of October 31, 2025, the Company had three noncancelable contracts, one of which is related to a third-party partner bank in connection with services that the Company offers its clients as part of the cash sweep program. Payments made to this third-party partner bank during the three and nine months ended October 31, 2025 and 2024 towards this contract were immaterial.
During the fiscal year ended January 31, 2025, the Company entered into a noncancelable contract for cloud computing services with a third-party provider. The Company is committed to a minimum spend during the term of the contract. Payments made to this third-party provider during the three and nine months ended October 31, 2025 were $1.7 million and $4.7 million, respectively.
In July 2025, the Company entered into another noncancelable contract for an application programming interface service with a third-party provider. The Company is committed to a minimum monthly spend during the term of the contract.
The following table provides the future minimum payments over the term of the noncancelable contracts (in thousands):

Fiscal Year Ended January 31,	Amount
2026 (remaining)	$1,325
2027	6,750
2028	7,400
Total	$15,475
Contingencies
The Company reviews its lawsuits, regulatory inquiries, and other legal proceedings on an ongoing basis and provides disclosure and records loss contingencies in accordance with the loss contingencies accounting guidance. The Company establishes an accrual for losses at management’s best estimate when it assesses that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If an estimated loss is only reasonably possible rather than probable, no liability is recognized. However, where a material loss is reasonably possible, the Company will disclose details of the legal proceeding or claim and an estimate of the possible loss or range of losses if an estimate can be reasonably made. An event is defined as reasonably possible if the chance of the loss to the Company is more than remote but less than probable. The Company monitors these matters for developments that would affect the likelihood of a loss and the accrued amount, if any, and adjusts the amount as appropriate. As of October 31, 2025 and January 31, 2025, the Company’s loss contingencies were immaterial.
9.Redeemable Convertible Preferred Stock
A summary of the authorized, issued, and outstanding redeemable convertible preferred shares of Series A, Series B, Series C, Series D, Series E, Series F, Series G, Series G-1, Series H-1, and Series

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
H-2 (collectively “redeemable convertible preferred stock”) as of October 31, 2025 is as follows (in thousands, except per share and share amounts):

			Per Share
	Shares Authorized	Shares Issued and Outstanding	Issuance Price	Dividend	Net Carrying Value	Liquidation Preference

Series A	1,350,000	1,350,000	$0.11	$0.0089	$148	$149
Series B	7,658,874	7,658,868	0.39	0.0310	2,951	2,987
Series C	6,169,302	5,952,858	1.27	0.1016	7,529	7,560
Series D	14,431,860	14,394,992	1.36	0.1086	19,482	19,577
Series E	8,780,133	8,755,047	3.99	0.3190	34,913	34,933
Series F	7,938,238	7,816,435	8.21	0.6568	64,087	64,173
Series G	19,516,000	18,889,279	3.97	0.3178	72,132	74,990
Series G-1 (1)	5,034,942	5,034,942	4.97	0.3973	25,956	25,024
Series H-1 (2)	7,305,567	—	9.54	0.7633	—	—
Series H-2 (2)	7,305,567	—	9.54	0.7633	—	—
	85,490,483	69,852,421			$227,198	$229,393

A summary of the authorized, issued, and outstanding redeemable convertible preferred stock as of January 31, 2025 is as follows (in thousands, except per share and share amounts):

			Per Share
	Shares Authorized	Shares Issued and Outstanding	Issuance Price	Dividend	Net Carrying Value	Liquidation Preference

Series A	1,350,000	1,350,000	$0.11	$0.0089	$148	$149
Series B	7,658,874	7,658,868	0.39	0.0310	2,951	2,987
Series C	6,169,302	5,952,858	1.27	0.1016	7,529	7,560
Series D	14,431,860	14,431,844	1.36	0.1086	19,482	19,627
Series E	8,780,133	8,780,133	3.99	0.3190	34,913	35,033
Series F	7,938,238	7,816,435	8.21	0.6568	64,087	64,173
Series G	19,516,000	18,889,279	3.97	0.3178	72,132	74,990
Series G-1 (1)	5,034,942	5,034,942	4.97	0.3973	25,956	25,024
Series H-1 (2)	7,305,567	—	9.54	0.7633	—	—
Series H-2 (2)	7,305,567	—	9.54	0.7633	—	—
	85,490,483	69,914,359			$227,198	$229,543
_______________
(1)Dividend per share per annum when and if declared by the board of directors.
(2)The convertible note to purchase shares of Series H-1 and H-2 redeemable convertible preferred stock was paid off in full in March 2024.

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
The holders of redeemable convertible preferred stock have various rights and preferences, as follows:
Voting
Each share of redeemable convertible preferred stock, except for Series H-2, has voting rights equal to an equivalent number of shares of common stock.
Dividends
Holders of redeemable convertible preferred stock are entitled to receive noncumulative dividends out of funds legally available, prior and in preference to any declaration or payment of any cash dividend on the common stock of the Company. The per annum dividend rate per share is disclosed in the above table.
No dividends on redeemable convertible preferred stock or common stock have been declared since the inception of the Company through October 31, 2025.
Any additional dividends or distributions paid in common stock shall be distributed among all holders of common stock and redeemable convertible preferred stock in proportion to the number of shares of common stock that would be held by each such holder if all shares of redeemable convertible preferred stock are converted to common stock at the then-effective conversion rate; provided, however, that holders of a series of stock that does not carry voting rights shall receive such stock dividend in non-voting common stock and holders of series of stock with voting rights shall receive such stock dividend in voting common stock.
Redemption
The redeemable convertible preferred stock is not mandatorily redeemable at the option of the holder. However, as the redeemable convertible preferred stock is contingently redeemable upon certain deemed liquidation events such as a merger or change in control, which constitute a redemption event outside the Company’s control, all shares of redeemable convertible preferred stock are presented outside of stockholders’ deficit in redeemable convertible preferred stock in the condensed consolidated balance sheets. The Company is not permitted to redeem any shares of redeemable convertible preferred stock or any of its other capital stock in violation of any applicable beneficial ownership limitations or in the event that a regulated stockholder reasonably concludes that such redemption would result in adverse regulatory or reputational consequences to such stockholder.
Liquidation
Upon any liquidation, dissolution, or winding up of the Company (each, a “Liquidation Event”), whether voluntary or involuntary, and under certain change of control and sale transactions by the Company, holders of redeemable convertible preferred stock will be entitled to receive, prior and in preference to holders of common stock, an amount per share up to the original issue price (as adjusted for any stock dividends, splits, combinations, recapitalizations, and the like) in addition to all declared but unpaid dividends, if any.
As of October 31, 2025 and January 31, 2025, no adjustments to the liquidation preferences have been made. If upon occurrence of any such event, the assets and funds of the Company legally available for distribution are insufficient to permit payment of the preferential amounts, then the assets and funds of the Company legally available for distribution shall be distributed ratably among the redeemable convertible preferred stockholders in proportion to the full preferential amount that each such stockholder is otherwise entitled to receive. If there are any available funds and assets remaining after the payment or distribution (or the setting aside for payment or distribution) to the holders of the redeemable convertible preferred stock of their full preferential amounts described above, any remaining assets of the Company legally available for distribution shall be distributed ratably to the holders of common stock.

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Notwithstanding the above, for purposes of determining the amount that each holder of shares of redeemable convertible preferred stock is entitled to receive with respect to a Liquidation Event, each such holder of shares of a series of redeemable convertible preferred stock shall be deemed to have converted (regardless of whether such holder actually converted) such holder’s shares of such series into equal shares of fully paid and nonassessable common stock immediately prior to the liquidation event if, as a result of an actual conversion, such holder would receive, in the aggregate, an amount greater than the amount that would be distributed to such holder if such holder did not convert such series of redeemable convertible preferred stock into shares of common stock.
Conversion
Other than shares of Series H-2 redeemable convertible preferred stock, each share of redeemable convertible preferred stock outstanding is convertible at the option of the holder thereof into one share of common stock at any time or from time to time prior to the date fixed for redemption of such share, subject to certain beneficial ownership limitations applicable to the Series H-1 redeemable convertible preferred stock.
Each outstanding share of redeemable convertible preferred stock, other than Series H-2, will automatically convert into one fully paid and nonassessable share of voting common stock immediately prior to the closing of an IPO that results in aggregate net proceeds to the Company of at least $35.0 million.
10.Common Stock
As of October 31, 2025 and January 31, 2025, the Company was authorized to issue 214.6 million shares of common stock, with a par value of $0.0001 per share. Each share of voting common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights to dividends, and subject to beneficial ownership limitations applicable to certain regulated stockholders. No dividends have been declared by the board of directors from the Company’s inception through October 31, 2025.
Common Stock Reserved for Future Issuance
At October 31, 2025 and January 31, 2025, the Company reserved the following shares of common stock for issuance:

	October 31,	January 31,
	2025	2025
Redeemable convertible preferred stock, all series (1)	84,463,555	84,525,493
Series G redeemable convertible preferred stock warrant	251,750	251,750
Common stock warrants	1,701,713	1,701,713
Other stock awards issued	64,237,613	62,903,172
Authorized for future stock awards or stock options	1,668,478	5,795,839
Total shares of common stock reserved	152,323,109	155,177,967
_______________
(1)Includes Series H-2 redeemable convertible preferred stock, which is convertible into shares of nonvoting common stock.
11.Warrants
Equity-Classified Warrants
From 2019 to 2023, the Company issued warrants to purchase an aggregate of 1.6 million shares of common stock with a weighted-average exercise price of $2.60. All warrants expire 10 years from the

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
date of grant. As of October 31, 2025, none of the equity-classified warrants had vested or been exercised.
Liability-Classified Warrants
The warrant liabilities are included in other noncurrent liabilities in the condensed consolidated balance sheets. The fair value of the warrants is remeasured at the end of every reporting period, with changes in fair value during the period recorded as a component of other income, net in the condensed consolidated statements of operations.
Common Stock Warrant
In April 2020, the Company issued a warrant to purchase 60,000 shares of common stock at an exercise price of $1.16 per share. At October 31, 2025 and January 31, 2025, warrant was recorded at fair value of approximately $0.8 million and $0.8 million, respectively. The warrant expires in April 2030.
The fair value of the common stock warrant was estimated using the BSM option-pricing model with the following assumptions:

	October 31,	January 31,
	2025	2025
Expected term (years)	4.49	5.24
Expected volatility	54.50%	54.40%
Risk-free interest rate	3.96%	4.42%
Expected dividends	—%	—%
Fair value of common stock	$14.69	$14.04
Series G Warrant
At October 31, 2025 and January 31, 2025, a warrant to purchase 251,750 shares of Series G redeemable convertible preferred stock (the “Series G Warrant”) at an exercise price of $3.97 was outstanding with a fair value of $2.7 million and $2.7 million, respectively. The Series G Warrant is immediately exercisable and expires five years from the effective date of an IPO.
The fair value of the Series G Warrant was estimated using the BSM option-pricing model with the following assumptions:

	October 31,	January 31,
	2025	2025
Expected term (years)	4.75	5.50
Expected volatility	54.50%	53.40%
Risk-free interest rate	3.96%	4.42%
Expected dividends	—%	—%
Fair value of Series G redeemable convertible preferred stock	$16.12	$16.15
12.Stock-Based Compensation
In January 2008, the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”), which was most recently amended in October 2017 and subsequently terminated in connection with the adoption of the Company’s 2017 Plan (as defined below). The 2008 Plan allowed stock options to be granted to Company employees, officers, directors, advisors, consultants, and other service providers as either incentive stock options (“ISOs”) or non-statutory stock options (“NSOs”). ISOs could be granted only to the Company’s employees. NSOs could be granted to the Company’s service providers who were not employees.

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Under the 2008 Plan, options could be granted for terms no longer than 10 years from the date of the grant. In the case of an ISO grant to an optionee who, at the time the option is granted, owned stock representing more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary, the term of the option was five years from the date of grant. ISOs and NSOs generally vested at a rate of 25% on the first anniversary of the grant date and then ratably over the next three years. Upon termination of employment, any unvested shares were automatically returned to the Company. Those shares were added back to the plan and made available for future grants. The 2008 Plan was terminated in 2017, but the awards granted previously still vest. At October 31, 2025 and January 31, 2025, no shares from the 2008 Plan remained available for future grants.
In December 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”), which was most recently amended in September 2025 and subsequently terminated in connection with the adoption of the Company’s 2025 Plan (as defined below). The 2017 Plan allowed stock options to be granted to Company employees, officers, directors, advisors, consultants, and other service providers as either stock options, restricted stock awards, restricted stock units (“RSUs”), stock appreciation rights, and other equity awards. The 2017 Plan was initially adopted with substantively similar plan features as the 2008 Plan. In August 2018, the 2017 Plan was amended to extend the post-termination exercise period for vested awards, other than terminations for cause, to up to 10 years. At October 31, 2025 and January 31, 2025, 1,668.478 and 5,795.839 shares respectively, from the 2017 Plan remained available for future grants.
In December 2025, the Company’s stockholders approved the 2025 Equity Incentive Plan (the “2025 Plan” and, together with the 2017 and 2008 Plan, the “Plans”). The 2025 Plan became effective in connection with the IPO, and provides for the issuance of up to 17,500,000 shares of the Company’s common stock pursuant to stock options, RSUs, stock appreciation rights, and other equity awards. The 2025 Plan was initially adopted with substantively similar plan features to the 2017 and 2008 Plans. The Company expects to begin issuing awards under the 2025 Plan during the quarter ended January 31, 2026.
In accordance with the Plans, the exercise price of an ISO and NSO shall not be less than 100% of the estimated fair value of the shares on the date of grant unless expressly determined in writing by the board of directors or its designated committee, and the exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant.
Stock Options
A summary of stock option activity as of and for the nine months ended October 31, 2025 under the Plans is as follows:

	Number of Options Outstanding Under the Plans	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2025*	31,132,993	$1.94	3.8	376,555
Exercised	(3,274,030)	2.19		41,073
Expired	(693,206)	2.35
Forfeited	(19,375)	2.91
Outstanding at October 31, 2025*	27,146,382	1.90	3.4	$347,065
Exercisable at October 31, 2025	27,044,338	$1.90	3.4	$345,863
______________
*The Plans allow for early exercise of stock options and exercised/forfeited balances include only vested stock options exercised.

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 31, 2025	308,493	$4.50
Vested	(187,074)	4.35
Forfeited	(19,375)	4.73
Unvested at October 31, 2025	102,044	$4.73
As of October 31, 2025, unrecognized stock-based compensation expense related to unvested stock options was $0.4 million, which is expected to be recognized over a weighted-average period of 0.8 years years.
No options were granted during the three and nine months ended October 31, 2025 and 2024.
Early Exercise of Unvested Options
Under the Plans, employees are offered the option to elect early exercise of their stock options prior to vesting. The Company has the right to repurchase any unvested (but issued) shares of common stock upon termination of service of an employee, either voluntarily or involuntarily, at the lower of: (i) the exercise price paid per share or (ii) the fair market value per share of common stock at the time of the employee’s termination. The consideration received for early exercise of a stock option is initially recorded as a liability and is reclassified to stockholders’ deficit as the stock options vest. As of October 31, 2025, the Company did not have unvested shares that were early exercised by employees and subject to repurchase. As of January 31, 2025, the Company recorded immaterial liabilities for 1,519,220 unvested shares that were early exercised by employees and subject to repurchase.
Modification of Stock Options
The Company has, from time to time, modified the terms of stock options granted to its employees. The Company accounts for the incremental increase in the fair value over the original award on the date of the modification as an expense for vested awards or over the remaining service (vesting) period for unvested awards. The incremental compensation cost is the excess of the fair value-based measure of the modified award on the date of modification over the fair value of the original award immediately before the modification.
During the three and nine months ended October 31, 2025 and 2024, the Company did not have any modification of stock options.
Restricted Stock Units
RSUs are issued at no cost to the recipient and can be settled only in shares after the RSUs have vested. RSUs do not provide the holder with voting rights or cash dividends. The majority of RSUs vest upon satisfaction of time-based service and performance-based conditions (“dual-trigger RSUs”). During the three and nine months ended October 31, 2025 and 2024, no stock-based compensation expense was recognized for dual-trigger RSUs as the performance condition, the occurrence of a qualifying event such as an IPO, was not probable.

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
A summary of RSU activity for the nine months ended October 31, 2025 under the Plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2025	31,294,850	$8.23
Granted	5,915,681	14.45
Settled	(3,000)	7.62
Forfeited	(1,045,963)	7.33
Outstanding at October 31, 2025	36,161,568	$8.94
As of October 31, 2025, unrecognized stock-based compensation expense related to unvested RSUs was $338.5 million, which is expected to be recognized over a weighted-average period of 1.6 years.
Modification of Restricted Stock Units
In September 2025, the Company approved the acceleration of vesting of dual-triggered RSUs granted under the 2017 Plan to certain employees. These RSUs were subject to dual-trigger vesting conditions, consisting of a service-based vesting and an initial vesting event. The initial vesting event was defined as the earlier of (i) the date that is earlier of (1) six months following the effective date of the Company’s IPO (“the IPO Vesting Condition”) and (2) March 15 of the calendar year following the year in which the IPO was declared effective, or (ii) the date of an acquisition, as defined by the 2017 Plan. Upon approval of the vesting acceleration, the RSUs will vest as follows: (i) with respect to any portion of an RSU for which the applicable service-based vesting conditions had been satisfied as of the effective date of the acceleration, such portion vested on the effective date of the acceleration; and (ii) with respect to any portion of an RSU for which the service-based vesting conditions had not been satisfied as of the effective date of the acceleration, such portion will vest on the first date following the effective date on which the applicable service-based vesting conditions are satisfied (the “IPO RSU Vesting Acceleration”).
The approval of the IPO RSU Vesting Acceleration represents a modification of the affected RSUs. As of the three months ended October 31, 2025, the Liquidity Vesting Event remains improbable, as the IPO has not occurred. Accordingly, the Company’s modification of dual-trigger RSU awards to provide for acceleration of vesting in the event of IPO does not impact RSUs previously expected to vest or result in any incremental fair value of the award on the modification date. Therefore, there is no additional compensation cost recognized as a result of this modification.
Employee Stock Purchase Plan
On September 26, 2025, the Company’s Board of Directors approved a new employee stock purchase plan (“ESPP”) to allow eligible employees to purchase shares of the Company’s common stock at a discounted price through payroll deductions. The plan will be submitted to stockholders for approval within the next 12 months. The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, though the Company will evaluate both qualified and unqualified features for accounting purposes. The plan became effective on the date our registration statement on Form S-1 filed with the SEC in connection with the IPO became effective. The number of shares of common stock reserved for issuance pursuant to the 2025 ESPP shall be 4,500,000 shares, and the first offering period will commence on the ESPP effective date.

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Allocation of Stock-Based Compensation
Stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended October 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Product development	$851	$1,833	$3,148	$5,693
General and administrative	7,045	511	7,685	1,622
Marketing	62	134	230	427
Operations and support	128	275	473	860
Total stock-based compensation expense	8,086	2,753	11,536	8,602
Capitalized stock-based compensation expense	—	(250)	—	(1,358)
Total stock-based compensation expense, net of amounts capitalized	$8,086	$2,503	$11,536	$7,244

13.Employee Benefit Plan
The Company sponsors a 401(k) defined contribution plan for its employees. This plan provides for tax-deferred salary deductions for all employees. Employee contributions are voluntary. Employees may contribute up to 90% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the Internal Revenue Service. The Company may match employee contributions in amounts to be determined at the Company’s sole discretion. The Company made no contributions to the plan for the three and nine months ended October 31, 2025 and 2024.
14.Income Taxes

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Income before income taxes	$34,745	$29,527	$108,727	$107,773
Provision for (benefit from) income taxes	3,844	(519)	17,138	(54,582)
Effective tax rate	11.1%	(1.8)%	15.8%	(50.6)%
Each quarter, the Company’s tax provision for interim periods is determined by using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter. The Company updates the estimated annual effective tax rate and makes a year-to-date adjustment to the provision.
The Company’s effective tax rate was 11.1% and 15.8% for the three and nine months ended October 31, 2025. The primary difference between the effective tax rate and the federal statutory tax rate for each period was primarily due to nondeductible expenses and research and development tax credits. The Company’s effective tax rate was (1.8)% and (50.6)% for the three and nine months ended October 31, 2024. The primary difference between the effective tax rate and the federal statutory tax rate for each period is primarily due to the release in the valuation allowance on federal and state net deferred tax assets.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), was enacted into law in the United States. The OBBBA introduces significant changes to U.S. tax law, including full expensing of qualified capital expenditures, full expensing of domestic research and development expenditures, changes to the business interest limitation, and modifications to the international tax framework. The Company is still

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
evaluating the impact of the OBBBA; however, we do anticipate a material reduction in current income tax expense for the year, primarily driven by the permanent reinstatement of full expensing of domestic research and development expenditures, with no material impact to the effective tax rate.
15.Earnings per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted earnings per share attributable to common stockholders for the periods presented (in thousands, except per share and share amounts):

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Basic earnings per share
Numerator:
Net income attributable to common stockholders	$30,901	$30,046	$91,589	$162,355
Denominator:
Weighted-average number of common stock outstanding used in computing earnings per share, basic	42,872,653	38,856,370	41,224,226	38,951,008
Earnings per share attributable to common stockholders, basic	$0.72	$0.77	$2.22	$4.17

Diluted earnings per share
Numerator:
Net income attributable to common stockholders, basic	$30,901	$30,046	$91,589	$162,355
Fair value adjustment for the convertible note, net of tax effect	—	—	—	(12,695)
Fair value adjustment for liability-classified Series G Warrant, net of tax effect	(260)	—	(44)	—
Fair value adjustment for liability-classified common stock warrant, net of tax effect	(68)	—	27	—
Net income attributable to common stockholders, dilutive	$30,573	$30,046	$91,572	$149,660
Denominator:
Weighted-average number of common stock outstanding used in computing earnings per share, basic	42,872,653	38,856,370	41,224,226	38,951,008
Conversion of the convertible note	—	—	—	657,325
Conversion of redeemable convertible preferred stock, all series	69,852,421	69,914,359	69,861,852	69,914,359
Dilutive effect of stock options	28,177,343	28,253,252	29,746,683	28,078,785
Dilutive effect of equity-classified common stock warrants	1,360,645	1,312,953	1,354,485	1,289,408
Dilutive effect of liability-classified Series G Warrant	191,812	—	192,104	—
Dilutive effect of liability-classified common stock warrant	55,419	—	55,319	—
Weighted-average number of common stock outstanding used in computing earnings per share, dilutive	142,510,293	138,336,934	142,434,669	138,890,885
Earnings per share attributable to common stockholders, diluted	$0.21	$0.22	$0.64	$1.08

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following common stock equivalents were excluded from the computation of diluted earnings per share attributable to common stockholders because including them would have been antidilutive (outstanding):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Liability-classified common stock warrant	—	60,000	—	60,000
Series G Warrant	—	251,750	—	251,750
Dual-trigger RSUs	36,161,568	28,759,181	36,161,568	28,759,181
SAFEs	Various	Various	Various	Various
16. Financial Instruments with Off-Balance Sheet Credit Risk
As a securities broker, the Company executes transactions with and on behalf of clients. The Company clears these transactions with its clearing firm on an omnibus basis.
In the normal course of business, the Company’s client activities involve the execution of securities transactions and settlement by its clearing broker. The agreement between the Company and its clearing broker provides that the Company is obligated to assume any exposure related to nonperformance by its clients. These activities may expose the Company to off-balance sheet risk in the event the client is unable to fulfill its contracted obligations. In the event the client fails to satisfy its obligations, the Company may be required to purchase or sell financial instruments at the prevailing market price in order to fulfill the client’s obligation. The Company seeks to control off-balance sheet credit risk by monitoring its client transactions and reviewing information it receives from its clearing broker on a daily basis and reserving for doubtful accounts when necessary.
17. Related Party Transactions
Related party transactions may include any transaction between the Company and entities under common control or with a related party. The Company has defined related parties as members of the board of directors, executive officers, existing investors holding 10% or more of the Company’s outstanding stock, principal owners of the Company’s outstanding stock and any immediate family members of each related party, as well as any other person or entity with significant influence over the management or operations of the Company.
In July 2024, in connection with the acquisition of Unified National Mortgage LLC (renamed Wealthfront Home Lending, LLC), the Company entered into a series of agreements with the Company’s Chief Executive Officer, Wealthfront Home Lending, and Wealthfront Holdings LLC, the purchasing entity. Through related management and financing agreements, the Company directs the significant activities of Wealthfront Home Lending and absorbs all associated benefits and losses. As of and during the three and nine months ended October 31, 2025 and 2024, the assets, liabilities and activities of Wealthfront Home Lending and Wealthfront Holdings were immaterial to the Company’s condensed consolidated financial statements.
18. Subsequent Events
On December 15, 2025, the Company closed the IPO of 34,615,384 shares of its common stock at a public offering price of $14.00 per share. In the IPO, 21,468,038 shares of common stock were sold by the Company and 13,147,346 shares of common stock were sold by selling stockholders. The Company’s net proceeds from the sale of common stock was approximately $275 million after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company. In connection with the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 69,852,421 shares of common stock and all warrants became exercisable at a weighted average price of $2.73 per share for an aggregate of 1,953,463 shares of common stock. Upon completion of the IPO, approximately $8.5 million of deferred offering costs were reclassified into

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
stockholders’ equity as a reduction of the IPO proceeds, and the Company recognized a one-time cumulative share-based compensation expense of approximately $238.9 million related to RSUs for which the time-based vesting condition was satisfied or partially satisfied as the performance condition was satisfied.
On December 5, 2025, the Company drew $200 million under its existing credit facility (the Amended Revolver; see Note 7— Financing Activities) in connection with the RSU Net Settlement and used a portion of the net proceeds from the IPO to repay such indebtedness. The $140.9 million of anticipated tax withholding and remittance obligations in connection with the RSU Net Settlement reduced the net proceeds from the IPO retained by the Company. The borrowing was repaid in full on December 18, 2025, using proceeds from the IPO. No amounts were outstanding under the credit facility as of the date of issuance of these condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and operating results should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended January 31, 2025 included in the final prospectus for our IPO dated as of December 11, 2025 and filed with the SEC pursuant to Rule 424(b) on December 12, 2025 (the “Final Prospectus”). In addition to our historical operating results and financial position, this discussion contains forward-looking statements that are subject to risks and uncertainties. You should read the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends on January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31.
Company Overview
Wealthfront is a technology-driven financial solutions platform specifically engineered to help digital native generations build long-term wealth through a broad, automated suite of investment, cash management, financial planning and borrowing and lending products. As of October 31, 2025, our platform served 1.4 million funded clients and had $92.8 billion in platform assets reflecting the deep trust we have established through fundamentally aligned incentives and a commitment to our clients' financial success.
Our business model is designed to optimize for our clients’ success. Our focus on delivering fully automated services results in being one of the lowest cost producers in each category in which we participate. We share the savings directly with our clients, significantly reducing their fees, improving their financial outcomes, and enhancing their trust in us. This trust leads clients to add more money to our platform as they save, adopt new products and refer their friends, family and co-workers. Our cost structure and our organic growth are business model advantages, and have enabled us to achieve our historic profitability, which allows us to further invest in our platform.
Our revenue, earned primarily from platform asset-based fees, grows as clients’ wealth increases and they trust us with more assets. This aligns our incentives directly with our clients’ long-term financial success, allowing us to focus solely on growing and maintaining their wealth. We primarily generate revenue from cash management and investment advisory products. Cash management revenue is primarily earned from fees received for the delivery of cash management services, including our cash sweep program.1 Investment advisory revenue consists of fees charged for investment advisory and portfolio management services. Investment advisory fees are earned based on the market value, less fee waivers, of investment advisory assets.
1 Wealthfront is not a bank, and we do not provide banking services or products directly to our clients. Clients are notified, via our website (including our Wealthfront Cash Account product page and Help Center), disclaimers included in certain advertising materials, legal disclosures provided on client account pages, and Wealthfront Advisers LLC’s Form ADV Part 2A Client Brochure, that Wealthfront does not provide direct banking services and such services are provided through third-party banking partners. Clients are able to view the names of our specific banking partners and the services which they provide on our website and certain disclosures.

Key Business Metrics
We monitor the following key business metrics to help us evaluate our business, identify trends, formulate business plans and make strategic decisions:

	Three Months Ended October 31,
	2025	2024	$ Change	% Change
Platform assets ($ millions)	$92,821	$76,496	$16,325	21%
Cash management	47,011	41,400	5,611	14%
Investment advisory	45,810	35,096	10,714	31%
Net deposits ($ millions)	$1,568	$4,394	$(2,826)	(64)%
Funded clients (thousands)	1,378	1,149	229	20%
Platform assets: We define “platform assets” as the total value of financial assets held by clients in their accounts as of a stated date on our platform. Net deposits and changes in value attributable to financial market performance are included in the change in platform assets in any given period. We further break down platform assets into two categories of products: cash management and investment advisory.
Platform assets were $92.8 billion as of October 31, 2025, an increase of $16.3 billion, or 21%, compared to October 31, 2024. The increase in platform assets was primarily due to a 14% year-over-year increase in cash management assets and a 31% year-over-year increase in investment advisory assets.
Net deposits: We define “net deposits” as the value of all assets clients have placed into products on our platform, net of withdrawals, over a defined period of time. We exclude changes in value attributable to financial market performance from this metric. We view net deposits as an important barometer of our ability to scale and grow organically and accumulate assets onto our platform. We view the relevant metric as net deposits on a platform-wide basis, not by individual product. Although net deposits can vary by product based on the economic environment, as described below, total net deposits provides a more comprehensive view of our growth because our platform offers diverse financial products that are designed to perform under a wide range of economic conditions, allowing the business to maintain resilience and increase total platform assets across market cycles and through extraordinary events.
Net deposits were $1.6 billion during the three months ended October 31, 2025, a decrease of $2.8 billion, or 64%, compared to the same period in the prior year. During the three months ended October 31, 2025, we recorded the second-highest quarterly volume of cross product flows—cash management clients' cross account transfers to existing investment advisory accounts as well as cash management clients' cross product adoption of new investment advisory accounts—in our history, as cash management clients increasingly transitioned liquidity into our investment advisory products. This successful internal rotation demonstrates our ability to capture and retain client wealth across product lines, deepening our relationship with 'digital native' high earners even as market conditions shift.
Funded clients: We define “funded clients” as clients with balances greater than zero or that have been greater than zero on at least one occasion during the 45 consecutive calendar days ending as of the measurement date. Funded clients include clients with a zero balance across all accounts as of the measurement date if they had greater than zero balances in at least one account within 45 calendar days prior to the measurement date2. Individuals who shared funded joint accounts are each considered to be
2 As of October 31, 2025, approximately 1.3% of funded clients had an account with assets of zero during the applicable measurement period.

a separate funded client. The number of funded clients is as of a stated date and reflects our scale and monetization potential.
Funded clients were 1.4 million as of October 31, 2025, an increase of 0.2 million, or 20%, compared to October 31, 2024. The increase in funded clients was primarily due to an increase in new cash management clients.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources, and assess our performance. In addition to total revenue, net income and other results under GAAP, we utilize non-GAAP calculations of adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”). Adjusted EBITDA is defined as net income, excluding: (i) interest expenses, (ii) provision for (benefit from) income taxes, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) change in fair value of the convertible note, warrant liabilities, and SAFEs, and (vi) nonrecurring expenses, if any. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, or because the amount and timing of these items is unpredictable, are not driven by core results of operations and render comparisons with prior periods and competitors less meaningful. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. We believe Adjusted EBITDA and Adjusted EBITDA Margin provide useful information to investors and others in understanding and evaluating our results of operations, as well as providing a useful measure for period-to-period comparisons of our business performance. Moreover, we have included Adjusted EBITDA and Adjusted EBITDA Margin in this Form 10-Q because it is a key measurement used by our management internally to make operating decisions, including those related to operating expenses, evaluate performance, identify trends affecting our business and perform strategic planning and annual budgeting.
The following table presents a reconciliation of net income and net income margin, the most directly comparable GAAP measures, to Adjusted EBITDA and Adjusted EBITDA margin, respectively:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except percentages)	2025	2024	2025	2024
Net income	$30,901	$30,046	$91,589	$162,355
Add:
Interest expenses	217	1,031	383	2,557
Provision for (benefit from) income tax	3,844	(519)	17,138	(54,582)
Depreciation and amortization of property, software, and equipment, net	1,860	1,649	5,568	4,457
EBITDA (non-GAAP)	36,822	32,207	114,678	114,787
Stock-based compensation expense	8,088	2,502	11,539	7,244
Change in fair value of convertible note, warrant liabilities, and SAFEs	(1,097)	564	262	(15,545)
Adjusted EBITDA	$43,813	$35,273	$126,479	$106,486
Total revenue	93,220	80,309	268,857	226,179
Net income margin	33%	37%	34%	72%
Adjusted EBITDA Margin	47%	44%	47%	47%

Components of Results of Operations
Revenue
Cash Management
Cash management primarily consists of fees earned from program banks in our cash sweep program with respect to clients’ cash swept to each program bank (“Cash Account fees”). Cash Account fees are recognized daily and received on a monthly basis in arrears. We recognize Cash Account fees on a gross basis. We offer a referral incentive program for Cash Accounts whereby both the referred and referring clients receive a promotional benefit on Cash Account balances for a limited period of time. Consideration paid, additional interest, to a referred client is accounted for as a reduction to Cash Account fees. Consideration paid, additional interest, to clients for referring a new client is accounted for as a marketing cost within our condensed consolidated statements of operations. The amount of consideration paid in connection with Cash Account referrals through this promotional benefit program varies based on the Cash Account balance of each client participating in the program, as each such client receives a benefit in the form of an increased APY being passed along to that client for a period of time. From time to time we have also paid consideration to clients in connection with Cash Account referrals in the form of a fixed amount flat fee cash bonus.
Investment Advisory
Investment advisory consists of fees charged for investment advisory and portfolio management services. Investment advisory fees are earned based on a percentage applied to the market value, less fee waivers, of assets held in client accounts at the close of market. Investment advisory fees are recognized daily and charged to client accounts on a monthly basis in arrears. Advisory fee waivers are offered in connection with certain investing account referrals to each of the referred and referring clients on a portion of each such client’s own investing account balance, and such advisory fee waivers are accounted for as a reduction to investment advisory fees. We may also pay consideration to new clients in connection with investing account referrals in the form of a partial deposit match on deposits placed in the new client’s account within a specified period of time. Such consideration paid to a referred client is accounted for as a reduction to investment advisory fees, while the consideration paid to clients for referring a new client is accounted for as a marketing cost within our condensed consolidated statements of operations.
Other Revenue
Other revenue primarily consists of net interest margin revenue and proxy distribution revenue. For the nine months ended October 31, 2025, other revenue included a discontinued product.
Costs and Operating Expenses
Cost of revenue primarily consists of expenses related to cash management, brokerage platform, and data costs, inclusive of amortization of internally-developed software.
Cash management costs primarily consist of amounts paid to a third party for the administration of our cash sweep program and debit card platform costs. Brokerage platform costs primarily consist of clearing and execution, money movement, tax reporting, client account maintenance, and individual retirement accounts custodial expenses. Data costs primarily consist of amounts paid for access to real-time market data and account linking.
A large portion of our cost of revenue is variable and tied to Cash Account assets, new and existing clients and accounts, or money movement volumes. As the assets on our platform increase, the costs associated with maintaining and moving these assets to and from our platform also increase. We expect our cost of revenue to fluctuate from period to period and increase on an absolute basis as we grow. However, as a percentage of revenue our cost of revenue has declined and we expect our existing products’ cost of revenue as a percentage of revenue to continue to decline in the long term as we benefit from the scalability of our platform.
Product Development
Product development expense primarily consists of personnel-related costs, including stock-based compensation, for engineers, data scientists, product managers, and designers, and allocated overhead as well as certain costs for cloud computing, and other costs incurred in connection with the development of our platform and new products as well as the improvement of existing products.
We expect product development expense to increase on an absolute basis in the future as we continue to invest in enhancements to our platform, develop new products and improve existing products to serve the needs of our clients. As a percentage of revenue, we expect product development expense to decrease in the long term as we benefit from the scalability of our platform.
General and Administrative
General and administrative expense primarily consists of personnel-related costs, including stock-based compensation, for executive management and administrative functions, including finance and accounting, legal and compliance, and people operations, as well as general corporate and director and officer insurance. General and administrative expense also includes certain professional services costs, allocated overhead, and other business costs.
We expect to incur additional expenses as a result of operating as a public company, including expenses to comply with the rules and regulations applicable to companies listed on a national securities exchange, expenses related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations, and professional services.
We expect general and administrative expenses to increase on an absolute basis to support the growth of our business. As a percentage of revenue, we expect general and administrative expense to decrease in the long term as we benefit from the scalability of our platform.
Marketing
Marketing expense primarily consists of performance and brand advertising, personnel-related costs, including stock-based compensation, and allocated overhead. As part of our promotional interest referral incentive program, we offer existing clients the opportunity to earn a higher APY for referring new clients to the platform, which causes the total amount of consideration to vary based on the referring clients’ Cash Account balance. We also pay consideration to referring clients in connection with other referral incentive programs, the amount of which varies based on the applicable program; for example, we pay consideration to referring clients for certain investing account referrals in the form of a partial deposit match on deposits placed in the referring client’s own investing account within a specified period of time, and from time to time we have also paid consideration to referring clients for certain account referrals in the form of a fixed amount flat fee cash bonus. Consideration paid to clients for referring a new client, other than consideration paid in the form of a fee waiver, is accounted for as a marketing expense.
We intend to keep investing in marketing to support client growth and expect marketing expense to fluctuate on an absolute and percentage of revenue basis from period to period depending on the attractiveness of efficient client acquisition opportunities.
Operations and Support
Operations and support expense primarily consists of personnel-related costs, including stock-based compensation and allocated overhead, inclusive of amortization of internally-developed software costs.

We plan to continue to invest in operations and support expenses to adequately support significant client growth and expect operations and support to increase on an absolute basis. As a percentage of revenue, we expect operations and support expenses to decrease in the long term as we benefit from the scalability of our platform.
Interest Expense
Interest expense for the nine months ended October 31, 2025 primarily consists of commitment fees recognized as interest expense in connection with the Company’s credit agreements with a third party, as defined in Note 7.— Financing Activities. Interest expense for the nine months ended October 31, 2024 primarily consists of interest expense related to the loan agreement entered into in January 2022 with an investor and member of our board to borrow up to $20.0 million (“Bridge Loan”). We borrowed $10.0 million under the Bridge Loan in each of January 2022 and March 2022 for a total of $20.0 million. Borrowings under the Bridge Loan agreement accrued simple interest on the outstanding amounts at an interest rate of 10.0% per annum, based upon a year of 365 days and actual days elapsed. The Bridge Loan agreement was amended in August 2023 to extend the maturity date from April 2, 2024 to September 30, 2025 and allow for interest to accrue on the outstanding balance of the Bridge Loan as of April 3, 2024 at a rate of 12.5% per annum, compounded annually from April 3, 2024 until September 30, 2025. The Bridge Loan was paid off in full in November 2024.
Other Expense (Income), Net
Other expense (income), net primarily consists of fair value changes arising from remeasurements of our convertible note, warrant liabilities, and SAFEs.
Provision for (Benefit From) Income Taxes
The provision for (benefit from) income taxes primarily consists of federal, state, and local income taxes. Our effective tax rate fluctuates from period to period due to changes in the mix of income and losses in jurisdictions with a wide range of tax rates, changes resulting from the amount of recorded valuation allowance, permanent differences between GAAP and local tax laws, certain one-time items, and changes in tax contingencies.

Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2025	2024	2025	2024
Revenue:
Cash management	$68,812	$60,157	$201,951	$168,890
Investment advisory	24,182	19,141	66,096	53,413
Other revenue	226	1,011	810	3,876
Total revenue	93,220	80,309	268,857	226,179
Costs and operating expenses:
Cost of revenue	10,178	7,988	28,433	22,421
Product development	20,922	17,063	62,381	46,430
General and administrative	15,404	7,365	34,144	21,251
Marketing	12,234	15,812	31,515	37,721
Operations and support	3,046	2,705	9,034	7,780
Total costs and operating expenses	61,784	50,933	165,507	135,603
Interest expense	217	1,031	383	2,557
Other expense (income), net	(3,526)	(1,182)	(5,760)	(19,754)
Income before income taxes	34,745	29,527	108,727	107,773
Provision for (benefit from) income taxes	3,844	(519)	17,138	(54,582)
Net income	$30,901	$30,046	$91,589	$162,355
The following table sets forth stock-based compensation for the periods indicated below:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2025	2024	2025	2024
Product development	$850	$1,832	$3,147	$5,693
General and administrative	7,049	511	7,689	1,622
Marketing	62	134	230	427
Operations and support	127	275	473	860
Total stock-based compensation expense	8,088	2,752	11,539	8,602
Capitalized stock-based compensation expense	—	(250)	—	(1,358)
Total stock-based compensation expense, net of amounts capitalized	$8,088	$2,502	$11,539	$7,244
In the three and nine months ended October 31, 2025, we had not yet recognized stock-based compensation for awards with performance-based conditions because the qualifying event, such as an IPO, had not occurred and, therefore, could not be considered probable. See Note 12. — Stock-Based Compensation of our condensed consolidated financial statements included elsewhere in this Form 10-Q and “Risk Factors—Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, could cause the market price of our common stock to decline” in this Form 10-Q for more information.

The following table sets forth the components of our condensed consolidated statements of operations data, for each of the periods presented, as a percent of revenue:

	Three Months Ended October 31,		Nine Months Ended October 31,
(as a percentage of revenue)(1)	2025	2024	2025	2024
Revenue:
Cash management	74%	75%	75%	75%
Investment advisory	26%	24%	25%	24%
Other revenue	—%	1%	—%	2%
Total revenue	100%	100%	100%	101%
Costs and operating expenses:
Cost of revenue	11%	10%	11%	10%
Product development	22%	21%	23%	21%
General and administrative	17%	9%	13%	9%
Marketing	13%	20%	12%	17%
Operations and support	3%	3%	3%	3%
Total costs and operating expenses	66%	63%	62%	60%
Interest expense	—%	1%	—%	1%
Other expense (income), net	(4)%	(1)%	(2)%	(9)%
Income before income taxes	38%	37%	40%	49%
Provision for (benefit from) income taxes	4%	(1)%	6%	(24)%
Net income	34%	38%	34%	73%
_______________
(1)Totals may not foot due to rounding.
Comparison of the Three and Nine Months Ended October 31, 2025 and October 31, 2024
Total Revenue

	Three Months Ended October 31,				Nine Months Ended October 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Cash management	$68,812	$60,157	$8,655	14%	$201,951	$168,890	$33,061	20%
Investment advisory	24,182	19,141	5,041	26%	66,096	53,413	12,683	24%
Other revenue	226	1,011	(785)	(78)%	810	3,876	(3,066)	(79)%
Total revenue	$93,220	$80,309	$12,911	16%	$268,857	$226,179	$42,678	19%
Total revenue increased by $12.9 million, or 16%, and $42.7 million, or 19%, for the three and nine months ended October 31, 2025, respectively, compared to the same periods in the prior year, primarily driven by an increase in cash management and investment advisory assets.

Cash Management3

	Three Months Ended October 31,				Nine Months Ended October 31,
(in millions, except annualized rate and percentages)	2025	2024	Change	% Change	2025	2024	Change	% Change
Cash management assets (off-balance sheet), beginning of the period	$46,579	$38,085	$8,494	22%	$42,411	$29,361	$13,050	44%
Cash management assets (off-balance sheet), end of the period	47,011	41,400	5,611	14%	47,011	41,400	5,611	14%
Average (1)	46,795	39,743	7,053	18%	44,711	35,381	9,331	26%
Cash management revenue	68.8	60.2	8.7	14%	202.0	168.9	33.1	20%
Annualized cash management fee rate (2)	0.58%	0.60%	(0.02)%	(3)%	0.60%	0.64%	(0.03)%	(5)%
_______________
(1)Average balance rows represent the simple average of the beginning of period and end of period balances.
(2)Annualized cash management fee rate is calculated by annualizing revenue for the given period and dividing by the applicable average asset balance.
Cash management revenue increased by $8.7 million, or 14%, and $33.1 million, or 20%, for the three and nine months ended October 31, 2025, respectively, compared to the same periods in the prior year. The increase in cash management revenue was primarily attributable to a 18% and 26% increase, year-over-year, in the average balance of cash management assets for the three and nine months ended October 31, 2025, respectively, compared to the same periods in the prior year. The annualized cash management fee rate declined by 3% and 5% for the three and nine months ended October 31, 2025, respectively, compared to the same periods in the prior year. The compression in our cash management fee rate during the periods primarily resulted from two factors: our strategic practice of maintaining client interest rates for a standard grace period (typically seven calendar days) following a Federal Reserve rate cut, and the inherent mathematical impact of converting annual percentage rates (APR) to annual percentage yields (APY) in a declining rate environment. These temporary yield protections are designed to enhance client trust and retention, though they result in a short-term reduction in the net fee captured.
Investment Advisory4

	Three Months Ended October 31,				Nine Months Ended October 31,
(in millions, except annualized rate and percentages)	2025	2024	Change	% Change	2025	2024	Change	% Change
Investment advisory assets (off-balance sheet), beginning of the period	$41,596	$33,275	$8,321	25%	$37,764	$28,240	$9,524	34%
Investment advisory assets (off-balance sheet), end of the period	45,811	35,096	10,715	31%	45,811	35,096	10,715	31%
Average(1)	43,704	34,186	9,518	28%	41,788	31,668	10,120	32%
Investment advisory revenue	24.2	19.1	5.0	26%	66.1	53.4	12.7	24%
Annualized investment advisory fee rate (2)	0.22%	0.22%	—%	(1)%	0.21%	0.22%	(0.01)%	(6)%
_______________
(1)Average balance rows represent the simple average of the beginning of period and end of period balances.
(2)Annualized investment advisory fee rate is calculated by annualizing revenue for the given period and dividing by the applicable average asset balance.
Investment advisory revenue increased by $5.0 million, or 26%, and $12.7 million, or 24%, for the three and nine months ended October 31, 2025, respectively, compared to the same periods in the prior year. The increase in investment advisory revenue was primarily driven by a 28% and 32% increase in
3 Wealthfront accrues and/or recognizes cash management revenue on a daily basis. The chart shows resulting averages for the periods presented.
4 Wealthfront accrues and/or recognizes investment advisory revenue on a daily basis. The chart shows resulting averages for the periods presented.

the average balance of investment advisory assets for the three and nine months ended October 31, 2025, respectively, compared to the same periods in the prior year. The annualized investment advisory fee rate was relatively unchanged for the three months ended October 31, 2025, compared to the same period in the prior year and declined by 6% for the nine months ended October 31, 2025, compared to the same period in the prior year. The annualized investment advisory fee rate for the nine months ended October 31, 2025 was consistent with the prior year period when using the daily average balance instead of the simple average. Utilizing daily average balances neutralizes the impact of significant investment advisory asset appreciation and net deposits that were concentrated in the latter portion of the reporting period.
Other Revenue
Other revenue decreased by approximately $0.8 million, or 78%, and $3.1 million, or 79%, for the three and nine months ended October 31, 2025, respectively, compared to the same periods in the prior year. The decline in other revenue was primarily due to discontinuing a product offering in November 2024.
Total Costs and Operating Expenses

	Three Months Ended October 31,				Nine Months Ended October 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Cost of revenue	$10,178	$7,988	$2,190	27%	$28,433	$22,421	$6,012	27%
Product development	20,922	17,063	3,859	23%	62,381	46,430	15,951	34%
General and administrative	15,404	7,365	8,039	109%	34,144	21,251	12,893	61%
Marketing	12,234	15,812	(3,578)	(23)%	31,515	37,721	(6,206)	(16)%
Operations and support	3,046	2,705	341	13%	9,034	7,780	1,254	16%
Total costs and operating expenses	$61,784	$50,933	$10,851	21%	$165,507	$135,603	$29,904	22%
Cost of Revenue
Cost of revenue increased by $2.2 million, or 27%, and $6.0 million, or 27%, for the three and nine months ended October 31, 2025, respectively, compared to the same periods in the prior year. The increase was primarily due to:
•an increase of $0.8 million and $2.6 million in cash management costs for the three and nine months ended October 31, 2025, respectively, compared to the same periods in the prior year. The increase in cash management costs was primarily due to increased cash assets held by clients in the cash sweep program;
•an increase of $1.0 million and $2.5 million in brokerage platform fees for the three and nine months ended October 31, 2025, respectively, compared to the same periods in the prior year. The increase in brokerage platform costs was primarily due to an increase in money movement volumes, clients and accounts; and
•an increase of $0.3 million and $0.9 million in other cost of revenue for the three and nine months ended October 31, 2025, respectively, compared to the same periods in the prior year due primarily to increased amortization of internally developed software.
See the section titled “Components of Operations—Costs and Operating Expenses” for additional information.

Product Development
Product development expenses increased by $3.9 million, or 23%, and $16.0 million, or 34%, for the three and nine months ended October 31, 2025, respectively, compared to the same periods in the prior year. The increase was primarily due to an increase of $3.5 million and $14.9 million in personnel-related expenses due to increased headcount for the three and nine months ended October 31, 2025, respectively, compared to the same periods in the prior year, which reflected a $1.0 million and $2.6 million decrease in stock-based compensation for the three and nine months ended October 31, 2025, respectively, compared to the same periods in the prior year.
General and Administrative
General and administrative expenses increased by $8.0 million, or 109%, and $12.9 million, or 61%, for the three and nine months ended October 31, 2025, respectively, compared to the same periods in the prior year. The increase was primarily due to an increase of $7.0 million and $9.5 million in professional fees, including a $6.8 million one-time stock-based compensation charge for grants made to long-time advisors and consultants, for the three and nine months ended October 31, 2025, respectively, compared to the same periods in the prior year, and an increase of $0.9 million and $2.7 million in personnel-related expenses due to increased headcount for the three and nine months ended October 31, 2025, respectively, compared to the same periods in the prior year.
Marketing

	Three Months Ended October 31,				Nine Months Ended October 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Performance and brand advertising	7,922	9,719	$(1,797)	(18)%	19,826	22,326	$(2,500)	(11)%
Client referral costs	1,858	3,561	(1,702)	(48)%	6,017	9,937	(3,920)	(39)%
Personnel-related costs	1,223	1,071	152	14%	3,637	3,121	515	17%
Other marketing	1,055	1,312	(257)	(20)%	1,528	1,931	(403)	(21)%
Allocated overhead	176	150	27	18%	507	405	102	25%
Total	$12,235	$15,812	$(3,577)	(23)%	$31,515	$37,721	$(6,206)	(16)%
Marketing expenses decreased by $3.6 million, or 23%, and $6.2 million, or 16%, for the three and nine months ended October 31, 2025, respectively, compared to the same periods in the prior year. The decrease was primarily due to a decrease of $3.5 million and $6.4 million in advertising and client referral costs for the three and nine months ended October 31, 2025, respectively, compared to the same periods in the prior year.
Operations and Support
Operations and support expenses increased by $0.3 million, or 13%, and $1.3 million, or 16%, for the three and nine months ended October 31, 2025, respectively, compared to the same periods in the prior year. The increase was due to an increase of $0.3 million and $1.3 million in personnel-related expenses due to increased headcount for the three and nine months ended October 31, 2025, respectively, compared to the same periods in the prior year.
Interest Expense

	Three Months Ended October 31,				Nine Months Ended October 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Interest expense	$217	$1,031	$(814)	(79)%	$383	$2,557	$(2,174)	(85)%

Interest expense decreased by $0.8 million, or 79%, and decreased by $2.2 million, or 85%, for the three and nine months ended October 31, 2025, respectively, compared to the same periods in the prior year. The decrease was primarily due to the repayment of the Bridge Loan in November 2024.
Other Expense (Income), Net

	Three Months Ended October 31,				Nine Months Ended October 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Other expense (income), net	$(3,526)	$(1,182)	$(2,344)	198%	$(5,760)	$(19,754)	$13,994	(71)%
Other expense (income) decreased by $2.3 million, or 198%, for the three months ended October 31, 2025, compared to the same period in the prior year. The decrease was primarily due to an decrease of $1.7 million in fair value change in the convertible note, warrant liabilities, and SAFEs,and an increase of $0.7 million in dividend income from corporate cash swept into a money market fund for the three months ended October 31, 2025. Other expense (income), net increased by $14.0 million, or 71%, for the nine months ended October 31, 2025 compared to the same period in the prior year. The increase was primarily due to an increase of $15.8 million in fair value change in convertible note, warrant liabilities, and SAFEs for the nine months ended October 31, 2025, partially offset by an increase of $1.8 million in dividend income from corporate cash swept into a money market fund, compared to the same period in the prior year.
Provision for (Benefit From) Income Taxes

	Three Months Ended October 31,				Nine Months Ended October 31,
(in thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Provision for (benefit from) income taxes	$3,844	$(519)	$4,363	NM	$17,138	$(54,582)	$71,720	(131)%
Effective income tax rate	11.1%	(1.8)%			15.8%	(50.6)%
Provision for (benefit from) income taxes increased by $4.4 million, and $71.7 million for the three and nine months ended October 31, 2025, respectively, compared to the same periods in the prior year, primarily due to the release of the $75.0 million valuation allowance on our U.S. federal and state deferred tax assets for the nine months ended October 31, 2025. For additional information, refer to Note 14. — Income Taxes to our condensed consolidated financial statements included in this Form 10-Q.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through issuances of redeemable convertible preferred stock, borrowings, and cash flow from operating activities. On December 15, 2025, we completed our IPO, in which we issued 21,468,038 shares of common stock at a public offering price of $14.00 per share, resulting in net proceeds to us of approximately $282.1 million after deducting underwriting discounts and commissions but before deducting offering expenses payable by us. In addition, selling stockholders sold 13,147,346 shares of common stock in the IPO. We did not receive any proceeds from the sale of shares of common stock by selling stockholders.
As of October 31, 2025, our primary sources of liquidity were our unrestricted cash and cash equivalents of $266.2 million.
As of October 31, 2025, we were party to a credit agreement with a third-party financial institution to provide a revolving line of up to $250.0 million with a maturity date of October 13, 2028. The Amended Revolver (as defined below) was not drawn on during the nine months ended October 31, 2025.

Based on our current level of operations, we believe our available cash and cash provided by operations will be adequate to meet our future liquidity needs for at least the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including, but not limited to our growth, our ability to attract and retain platform assets, efforts to develop and improve our platform, the growth of new and existing products, marketing activities, potential merger and acquisition activity, and other strategic initiatives.
Borrowings
Revolving Credit Facility
On October 31, 2024, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, Wells Fargo Securities, LLC, as sole lead arranger and sole bookrunner, the letter of credit issuers from time to time party thereto, and the lenders from time to time party thereto to provide a revolving line of up to $50.0 million with a maturity date of October 30, 2025. On October 14, 2025, the Credit Agreement was amended and restated (the “Amended and Restated Credit Agreement”) to provide for a revolving credit facility (the “Amended Revolver”) of up to $250.0 million, including a subfacility of up to $25.0 million for letters of credit. The Amended Revolver provides us with the right to increase commitments under the Amended Revolver in an aggregate principal amount not to exceed $100.0 million.
Loans under the Amended Revolver will incur interest, at our option at a rate per annum equal to either (i) a base rate determined by reference to the highest of (x) prime rate, (y) the federal funds effective rate plus 0.50%, and (z) the adjusted daily SOFR plus 1.00%, in each case plus the applicable interest margin, or (ii) the adjusted daily SOFR plus the applicable interest margin. The applicable interest margin for base rate loans ranges from 0.50% per annum to 1.00% per annum, and the applicable interest margin for adjusted daily SOFR loans ranges from 1.50% per annum to 2.00% per annum, in each case based on our consolidated total net leverage ratio. Additionally, we will be required to pay commitment fees of 0.25% per annum on the undrawn portion of the commitments under the Amended Revolver based on a consolidated total net leverage ratio less than 2.00 to 1.00, which increases to 0.375% per annum based on a consolidated total net leverage ratio greater than or equal to 2.00 to 1.00 but less than 3.00 to 1.00 and 0.50% per annum based on a consolidated total net leverage ratio greater than or equal to 3.00 to 1.00.
The Amended and Restated Credit Agreement contains financial covenants that require us (i) not to exceed a maximum consolidated total net leverage ratio of 3.50 to 1.00, (ii) to have a consolidated fixed charge coverage ratio of at least 1.25 to 1.00, and (iii) to have a tangible net worth of at least $200 million, in each case as of the end of each fiscal quarter. The Amended and Restated Credit Agreement also contains customary representations and customary affirmative and negative covenants (including restrictions on indebtedness, liens, investments, asset sales or dispositions, affiliate transactions, and certain payments, each subject to customary exceptions and baskets) and customary events of default (including, among other things, non-payment of obligations, inaccuracy of representation or warranty, non-performance of covenants and obligations, default on other material debt or hedging agreements, change of control, bankruptcy, or insolvency, ERISA events, material judgments, and actual or asserted invalidity or unenforceability of any financing documentation or liens securing obligations under financing documentation). The obligations under the Amended Revolver are guaranteed by certain wholly owned subsidiaries, including Wealthfront Advisors LLC and Wealthfront Software LLC, and subject to certain customary and other exceptions, are secured by liens on substantially all of our and the guarantors’ assets. The Amended Revolver is not guaranteed by Wealthfront Brokerage LLC or secured by a lien on any of its assets. The Amended Revolver matures on October 13, 2028.
On December 5, 2025, we drew approximately $200.0 million on the Amended Revolver in order to pay $140.9 million of anticipated tax withholding and remittance obligations in connection with the RSU Net Settlement and used a portion of the net proceeds from the IPO to repay such indebtedness. The $140.9 million of anticipated tax withholding and remittance obligations in connection with the RSU Net

Settlement reduced the net proceeds from the IPO retained by the Company. For additional information, refer to Note 18. — Subsequent Events to our condensed consolidated financial statements included in this Form 10-Q.
Cash Flows
The following table presents summarized condensed consolidated cash flow information for the periods presented (in thousands):

	Nine Months Ended October 31,
(in thousands, except percentages)	2025	2024
Net cash provided by operating activities	$118,883	$103,235
Net cash used in investing activities	(830)	(4,897)
Net cash provided by (used in) financing activities	6,896	(50,311)
Operating Activities
Cash provided by operating activities was $118.9 million for the nine months ended ended October 31, 2025, primarily due to the net income of $91.6 million and non-cash adjustments of $35.0 million offset by $3.9 million of changes in operating assets and liabilities. Non-cash adjustments of $35.0 million primarily reflect deferred income taxes, stock-based compensation, depreciation and amortization, non-cash lease expense, and fair value changes.
Cash provided by operating activities was $103.2 million for the nine months ended ended October 31, 2024, primarily due to the net income of $162.4 million and changes in operating assets and liabilities of $0.8 million, offset by $58.9 million non-cash adjustments. Non-cash adjustments of $58.9 million primarily reflect deferred income taxes, stock-based compensation, depreciation and amortization, non-cash lease expense, and fair value changes.
Investing Activities
Cash used in investing activities was $0.8 million and $4.9 million, respectively, for the nine months ended October 31, 2025 and October 31, 2024, primarily due to $0.8 million of purchase of property, software, and equipment in the nine months ended October 31, 2025 and capitalized internally developed software of $4.4 million in the nine months ended October 31, 2024, respectively.
Financing Activities
Cash provided by financing activities was $6.9 million for the nine months ended October 31, 2025, primarily due to proceeds from exercise of stock options of $7.2 million.
Cash used in financing activities was $50.3 million for the nine months ended October 31, 2024, primarily due to repayment of our outstanding borrowings of $29.1 million and repurchases of common stock of $23.5 million.
Regulatory Capital Requirements
One of our subsidiaries, Wealthfront Brokerage LLC, is a broker-dealer subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), administered by the SEC and FINRA, which requires the maintenance of minimum net capital, as defined in SEC Rule 15c3-1. Net capital and the related net capital requirements may fluctuate on a daily basis. Wealthfront Brokerage LLC computes net capital under the alternative method as permitted by SEC Rule 15c3-1. Under the alternative method, Wealthfront Brokerage LLC is required to maintain minimum net capital equal to the greater of $250,000 or 2.0% of aggregate client debits (e.g. client-related receivables) as computed per Rule 15c3-3’s reserve formula. As of October 31, 2025, Wealthfront Brokerage LLC’s net capital was $111.4 million, which exceeded the alternative method minimum net capital requirement by $107.4 million.

Contractual Obligations
Leases
Our principal contractual obligations as of October 31, 2025 include payments on minimum lease payments for operating leases. See Note 6. — Leases to the unaudited condensed consolidated financial statements for the three and nine months ended October 31, 2025 and 2024 included in this Form 10-Q. As of October 31, 2025, the total future minimum lease payments for operating leases was $12.2 million.
Purchase Commitments
We also enter into guarantees and other similar arrangements in the ordinary course of business. For information on these arrangements, see Note 8. — Commitments and Contingencies to the unaudited condensed consolidated financial statements for the three and nine months ended October 31, 2025 and 2024 included in this Form 10-Q. As of October 31, 2025, our non-cancelable purchase commitments primarily relate to our cloud computing services consisting of total future minimum service payments of $15.5 million.
Off-Balance Sheet Arrangements
We did not have, and we do not currently have, any off-balance sheet financing arrangements, as defined in Regulation S-K, during the periods presented that have or are reasonably likely to have a current or future material effect on our financial condition, changes in our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Recent Accounting Pronouncements
See Note 2. — Summary of Significant Accounting Policies to the consolidated financial statements included in this Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Form 10-Q.
Critical Accounting Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements and the related notes thereto, which have been prepared in accordance with GAAP. In preparing the condensed consolidated financial statements, we apply accounting policies and estimates that affect the reported amounts and related disclosures. Inherent in such policies are certain key assumptions and estimates made by management, which we believe best reflect our underlying business and economic conditions. Our estimates are based on historical experience and various other factors and assumptions that we believe are reasonable under the circumstances. We regularly re-evaluate our estimates used in the preparation of the condensed consolidated financial statements based on our latest assessment of the current and projected business and economic environment. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these estimates.
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Final Prospectus.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Interest Rate Risk
Our cash and cash equivalents as of October 31, 2025 were held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.
Future borrowings under our credit facility will bear interest based on an applicable margin over underlying index rates. Because the interest rates applicable to borrowings under the credit facility are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing.
Market-Related Credit Risk
We are indirectly exposed to equity securities risk in connection with securities collateralizing margin loan receivables, as well as risk related to our securities lending activities. We manage risks associated with margin activities by requiring clients to maintain collateral in compliance with internal and, as applicable, regulatory guidelines. We monitor required margin levels daily and require our clients to deposit additional collateral, or to reduce positions, when necessary. We continuously monitor client accounts to detect increased risk to us.
We manage risks associated with our securities lending activities by requiring credit approvals for counterparties, by monitoring the market value of securities loaned and collateral values for securities borrowed on a daily basis and requiring additional cash as collateral for securities loaned or return of collateral for securities borrowed when necessary.

ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2025. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level as of October 31, 2025.
Changes in Internal Control Over Financial Reporting
During the quarter ended October 31, 2025, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on the Effectiveness of Controls
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition. Defending legal proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For more information, see Item 1 of Part I, “Financial Statements (Unaudited) - Note 8. — Commitments and Contingencies” in this Form 10-Q.

ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, operating results, financial condition, and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Industry

We have experienced historical growth that may not be indicative of our future growth, and if we do not effectively manage our future growth, our business, operating results, and financial condition may be adversely affected. Our rapid growth also makes it difficult to evaluate our future prospects.

We have experienced historical growth and we expect to continue to invest broadly across our organization to support our growth. Our revenue was $268.9 million and $226.2 million for the nine months ended October 31, 2025 and 2024, respectively, and $308.9 million and $216.7 million for the fiscal years ended January 31, 2025 and 2024, respectively. Our number of employees has grown to 376 as of October 31, 2025 from 318 as of October 31, 2024. Although we have experienced growth in the past, we may not sustain our current growth rates, and we cannot assure you that our investments to support our growth will be successful. Even if our revenue continues to increase, we expect our revenue growth rate to decline in the future as our business matures and our platform achieves more widespread adoption. Accordingly, our historical growth makes it difficult to evaluate our business and future prospects and you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Overall growth of our revenue will depend on a number of factors, including, but not limited to, our ability to:

•adapt to changing macroeconomic conditions, including through introducing new products and services;
•compete with other companies in our industry, including, but not limited to, those with more industry experience, greater name and brand recognition, and greater financial, technical, marketing, sales, and other resources, as well as with startup companies with innovative and novel products and services that compete with ours;
•retain and increase adoption of our platform, products, and services by existing clients, as well as attract new clients and grow our client base;
•develop new, and successfully optimize our existing, products and services;
•successfully expand our business domestically;
•successfully enter into partnerships to enhance our business, products, and services;
•successfully hire and retain personnel;
•increase awareness of our brand; and
•successfully identify and acquire or invest in businesses, partnerships, products, offerings, or technologies that we believe could complement or expand our platform and successfully integrate such businesses, products, offerings, or technologies into our business.

We may not successfully accomplish any of these objectives and, as a result, it is difficult for us to accurately forecast our future operating results. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our markets, we may be unable to maintain consistent revenue or revenue growth, the value of our stock could be volatile, and it may be difficult to maintain profitability. We base our expense levels and the growth of our platform assets on estimates. We have made significant investment in the growth of our business and, if that investment is not sufficient, we may not be able to adjust our spending quickly enough if our revenue is less than expected. In addition, we have observed in the past changes in our clients’ investment behaviors on our platform that coincide with global events. Changes in the global macroeconomic environment, including changes in tariffs or trade restrictions, volatile interest rates and inflation, actual or perceived global banking and finance related issues, labor shortages, high unemployment rates, labor displacement, supply chain disruptions, changes in investment and spending environments, geopolitical instability, warfare and uncertainty, including the effects of geopolitical conflicts, and weak economic conditions, may result in market volatility and could impact our clients’ or potential clients’ willingness to invest, thus impacting our growth.

We cannot assure you that our investments to support our growth will be successful. Failure to manage our growth in an efficient and timely manner could result in difficulty or delays in attracting new clients, declines in the quality of our platform or client satisfaction with and demand for our platform, declines in our reputation and brand, increases in costs, difficulties in introducing new products and offerings or enhancing our platform, including difficulties identifying and managing added complexity to our organization, loss of clients, difficulties in attracting or retaining talent, or other operational difficulties, any of which could adversely impact our business, operating results, and financial condition.
In addition, as we have grown, our offerings have also increased, and we have increasingly managed more complex financial products. The rapid growth and expansion of our business places a significant strain on our management, operational, engineering, and financial resources. To manage any future growth effectively, we must continue to improve and expand our infrastructure, including information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. Failure to effectively upgrade our technology or network infrastructure to support the expected increased demand by clients and traffic volume could result in unanticipated system disruptions, slow response times, and poor experiences for clients, and could materially affect our business, operating results, and financial condition and affect our reputation and brand. Our platform, products, and services, and the technology and code on which our platform is built, are continually being modified, changed, updated, and improved, which could intentionally or unintentionally affect the performance of our operations. To manage the expected growth of our operations, technology, and personnel and to support financial reporting requirements, we will need to continually improve our transaction processing and reporting, operational and financial systems, procedures, and controls. These improvements will be particularly challenging as we expand our platform, product, and service offerings. Further, as we grow, our existing systems, processes, and controls may not prevent or detect all errors, omissions, or fraud. Any future growth will continue to add complexity to our organization and require effective coordination throughout our organization. Our current and planned personnel, systems, procedures, and controls may not be adequate to support our future operations. If we do not manage future growth effectively, our business, operating results, and financial condition would be adversely impacted.
We have a limited operating history with certain of our products and services, which makes it difficult to evaluate our current business and future prospects and increases the risks associated with an investment in our common stock.
We have added, and intend to add in the future, products and features to our platform and have entered into partnerships that are designed to drive asset and revenue growth, and we intend to promote the usage of these offerings through marketing and promotion. For example, in May 2024, we launched our Automated Bond Ladder and in December 2024, we launched our new S&P 500 Direct portfolio. There can be no assurance that these new products and services will be effective, and any new products or services could fail to attract clients, generate revenue, perform well, or integrate effectively with our other offerings. We will incur costs, risks, and difficulties related to the introduction of new products and services, including challenges in financial planning associated with such new products and services and uncertainty with respect to client engagement. If the assumptions regarding the risks and uncertainties related to new products and services are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business, operating results, and financial condition could be adversely impacted, and we may not be able to maintain or increase our current rate of growth. In addition, developing our offerings, marketing new products and services, designing and implementing promotions to encourage product adoption, and forming new partnerships could have higher costs or otherwise require more resources than anticipated and could adversely impact our business, operating results, and financial condition or dilute our brand.
While we have recently achieved profitability, we have a history of net losses and there can be no guarantee that we will maintain profitability in the future.
Prior to the fiscal year ended January 31, 2024, we incurred losses each year since our incorporation in 2007. We achieved a net profit of $91.6 million and $162.4 million for the nine months ended October 31, 2025 and 2024, respectively, and $194.4 million and $77.0 million in the fiscal years ended January 31, 2025 and 2024, respectively, and had an accumulated deficit of approximately $8.3 million as of October 31, 2025. We expect our operating expenses to increase in the future, including our general and administrative expenses as a result of increased costs associated with operating as a public company and as we continue to invest for our future growth, including investing in our operating infrastructure, developing our platform, products, and services, investing in research and development, and expanding our marketing activity. As a result of these efforts, there is no guarantee that we will be able to maintain profitability in future periods at the same level or at all. Further, these anticipated increases in operating expenses will negatively affect our operating results if our total revenue does not increase.
The amount of our platform assets is subject to significant fluctuations. Fluctuations in the amount of our platform assets may be attributable in part to market conditions outside of our control that have had, and in the future could have, an adverse impact on our business, operating results, and financial condition.
We currently derive substantially all of our revenue from providing investment and cash management-related products and services to our clients. The level of our revenue depends largely on the level of our platform assets, and our investment advisory fee is based in part on a variable percentage of the value of our clients’ accounts. Any decrease in the value or amount of our platform assets because of market volatility or other factors, such as a decline in stock prices, change in the level of interest rates, or new competitive dynamics, would negatively impact our business, operating results, and financial condition.
We are subject to significant risk of asset volatility from changes in the domestic and global financial, equity, and debt markets. In recent years, the domestic and global financial, equity, and debt markets have experienced substantial volatility. In this regard, such markets may be adversely affected by financial, economic, political, diplomatic, or other instabilities that are particular to the country or region in which a market is located, including changes in tariffs or trade restrictions, acts of terrorism, economic crises, political protests, insurrection, or other business, social, or political crises. Furthermore, global economic conditions, exacerbated by changes in tariffs or trade restrictions; changes in currency exchange rates, interest rates, inflation rates or the yield curve; war; terrorism; natural disasters; financial crises; pandemics; changes in the equity and debt marketplaces; defaults by trading counterparties; bond defaults; revaluation and bond market liquidity risks; other geopolitical risks; the imposition of economic sanctions; and other factors that are difficult to predict. If global economic conditions deteriorate, market values may decline and clients may decide to move their assets, resulting in a decline in the value of our platform assets and harming our business, operating results, and financial condition. For example, changes in financial market prices, currency exchange rates, or interest rates have caused, and could in the future cause, the value of our platform assets to decline, resulting in lower investment advisory fee and/or Cash Account fees. Changing market conditions could also cause an impairment to the value of our intangible assets. Further, the portfolios we manage may be subject to liquidity risks or an unanticipated large number of withdrawals as a result of the events or conditions described above, causing the portfolios to sell securities they hold, possibly at a loss. In the event our platform assets decline significantly, our business, operating results, and financial condition could be adversely impacted.
The imposition of new tariffs, border taxes, or other barriers to trade may directly or indirectly impact our business, operating results, and financial condition and our stock price. For example, in 2025, the United States announced tariffs on imported goods from most countries. Such U.S. tariffs, and any new or additional retaliatory tariffs that may be imposed by other countries in response, may adversely affect our clients and, consequently, demand for our platform. Moreover, the announcement of these tariffs resulted in significant volatility in the stock market and temporarily resulted in a decrease in platform assets, but which fully recovered to pre-announcement levels within one month of the tariffs announcement. We are closely monitoring this evolving situation and there can be no assurance that we will be able to mitigate the impacts of any trade measures on our clients, which could adversely impact our business, operating results, and financial conditions and our stock price.
We may experience significant fluctuations in our operating results.
Our operating results and financial condition in any given quarter can be influenced by numerous factors, including the occurrence of any of the risks described elsewhere in this “Risk Factors” section, many of which we are unable to predict or are outside of our control. Factors contributing to quarterly fluctuations could include, among others:
•volatility or instability in global and/or domestic financial markets, as well as any resulting loss of market or client confidence and subsequent withdrawal of client funds;
•general economic conditions, both domestically and internationally;
•our ability to attract new clients and retain existing clients;
•our ability to expand platform assets;
•the investing cycles and practices of our clients;
•fluctuations in interest rates;
•the timing and success of new product and service introductions by us or our competitors or any other change in the competitive landscape of the financial advisory services industry, including consolidation among our competitors;
•changes in our fee structure or those of our competitors;
•the cost and potential outcomes of ongoing or future regulatory investigations or examinations, or of future litigation;
•future changes in applicable laws, rules and regulations, including both securities and tax laws, rules and regulations, particularly those relating to investment advisers and broker-dealers;
•future accounting pronouncements or changes in our accounting policies or practices;
•the amount and timing of operating costs and capital expenditures related to the expansion of our business; and
•political, economic, and social instability, including due to changes in tariffs or trade restrictions, interest rate volatility, fluctuating rates of inflation, global economic slowdowns, actual or perceived global banking and finance related issues, potential uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, supply chain disruptions, labor shortages, slowing population growth, and potential global recession, as well as terrorist activities and events such as global health pandemics.
In addition, we experience seasonal fluctuations in our financial results as Cash Account assets typically decrease during the first fiscal quarter as compared to other quarters due to the timing of the U.S. tax payment deadline and related federal and state tax refunds. Moreover, any of the above discussed fluctuations could result in our failure to meet our operating plan or the expectations of investors or analysts for any period. If we fail to meet such expectations for the reasons described above or other reasons, our stock price could fall substantially, and we could face costly lawsuits, including securities class action lawsuits.
We face intense competition, and we may be unable to compete effectively in our efforts to attract new clients and retain existing clients, which would adversely affect our business, operating results, and financial condition.
Although we believe our platform, product, and service offerings are unique, we compete against a variety of companies within our industry to attract and retain clients. Our principal competitors include other automated investment advisers or “robo-advisers,” traditional and online brokers, banks, financial service companies, and investment management companies.
The principal competitive factors in our markets include product and service features, financial performance, support, fee structure, design, ease of use, and the breadth and competitiveness of offerings. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:
•greater name and brand recognition;
•significant market share;
•longer operating histories and larger client bases;
•larger marketing budgets and organizations;
•more established marketing, banking, and compliance relationships;
•stronger client support services;
•greater resources to make acquisitions;
•lower labor, personnel, and operational costs;
•larger and more mature intellectual property portfolios; and
•substantially greater financial, technical, and other resources.
In addition, our industry is evolving rapidly and has become increasingly competitive, especially with the increase in market share captured by financial technology companies. In this environment, other companies could, and often do, launch new products and services that we do not offer and that could ultimately gain market acceptance more quickly than our platform, products, and services. When we introduce new products, we are often entering markets where established providers have greater experience, deeper industry knowledge, and more entrenched client and other material relationships, which may put us at a disadvantage as we seek to gain market share. Aggressive pricing by competitors could force us to reduce margins in order to remain competitive and our competitors could offer products or services at a price below ours or with an interest rate higher than ours, all of which could adversely affect our business, operating results, and financial condition.

We cannot accurately predict new client engagement, continued engagement by existing clients, or expansion of existing client engagement, and the impact that such engagement levels may have on our future revenue and operating results.
In order for us to improve our operating results and continue to grow our business, it is important that we continually attract new clients and that existing clients continue to use our platform and increase the amount that they invest on our platform. The amounts our clients invest on our platform may decline or fluctuate, and their decision to invest on our platform at all may be impacted, as a result of various factors, which may not be entirely within our control, including their satisfaction with our platform, products, and services and with our client support, the performance of their investments, interest rates offered to clients, our fee structure, our reputation and brand, competing products or services, the effects of domestic or global economic conditions, changes in our clients’ investment strategies, and reductions in our clients’ investible assets or investment levels. We may not be able to accurately predict future engagement trends. These difficulties in predicting and planning for client engagement may cause our revenue to grow more slowly than expected and may adversely impact our business, operating results, and financial condition.
If we are unable to maintain or increase our client base, platform assets, and client engagement, our business, operating results, and financial condition may be adversely affected. Any decrease in client retention, growth, or engagement could render our products and services less attractive to clients, which may negatively impact our revenue and could have a further adverse impact on our business, operating results, and financial condition.
If we fail to develop, enhance, or commercialize new, or expand our existing, platform, products, and services, or otherwise invest in engineering, research and development, marketing, and product support activities, in a timely or cost-effective manner, or if we are unsuccessful in these efforts, our ability to grow our business, operating results, and financial condition may be adversely impacted.
The market for financial products and services is characterized by rapidly changing technologies, frequent new product and service introductions, and evolving industry standards. The rapid growth and intense competition in our industry exacerbate these market characteristics. We expect new services and technologies to continue to emerge and evolve, which may be superior to the products and services we currently provide, and we cannot predict the effects of new services and technologies on our business. Accordingly, our future success and our ability to attract new clients and retain existing clients will depend on our ability to adapt to rapidly changing technologies by continually improving the performance, features, and reliability of our platform, products, and services. We intend to invest over the long term in personnel and other resources related to our engineering, research and development, marketing, and platform support functions in connection with these improvements.
Developing and incorporating new products and services into our business may require substantial expenditures, may take considerable time, and ultimately may not be successful. Our new products or services could fail to attract clients, generate revenue, perform or integrate well with our platform or other products and services or with third-party applications and platforms, or effectively compete with similar products offered by our competitors. Our success will depend, in part, on our ability to build scalable infrastructure, hire and retain experienced personnel, establish reliable processes and controls, and integrate appropriate technology systems. As we scale these capabilities, we may face risks associated with system performance, personnel oversight, and process execution. If we fail to manage these functions effectively or in compliance with applicable laws and regulations, whether due to human error, technology malfunctions, negligence, misconduct or other reasons, we may be unable to effectively launch or continue any such new product or be unable to complete, or be delayed in completing, transactions in connection therewith. Such failures could result in lost revenue, reputational harm, regulatory penalties, or, to the extent we sell loans or other assets, obligations to repurchase previously sold assets.

We are likely to recognize costs associated with our investments in new products or services earlier than most of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect, or may not develop at all. In addition, our ability to compete with other companies’ new products and services may be inhibited by regulatory requirements, general uncertainty in the law, constraints by our banking partners and payment processors, third-party intellectual property rights, or other factors. Moreover, we must continue to enhance our technical infrastructure and other technology offerings to remain competitive and maintain a platform that has the required functionality, performance, capacity, security, and speed to attract and retain clients. As a result, we expect to expend significant costs and expenses to develop and upgrade our technical infrastructure to meet the evolving needs of the industry. If we are unable to develop and incorporate new offerings and adapt to technological changes and evolving industry practices in a timely or cost-effective manner, if we do not achieve the benefits anticipated from our planned developments and investments, or if the achievement of any expected benefits is delayed, our business, operating results, and financial condition may be adversely impacted.
If we fail to successfully develop, maintain, and enhance our brand, or if our reputation is harmed, our business, operating results, and financial condition could be adversely impacted.
Our business and success depends on earning and maintaining the trust and confidence of clients, regulators, and other market participants, and on the value and reputation of our brand. The importance of our brand and name recognition will increase as competition further intensifies. Maintaining, promoting, and positioning our brand will largely depend on our ability to provide a consistent, high-quality, and secure experience on our platform; our clients’ satisfaction with the products and services, investment returns, fee structure, user experience, service and support and software updates that we provide; the success of our marketing efforts; and our ability to successfully secure, maintain and defend our intellectual property. If our efforts to develop, maintain, and enhance our brand and name identity do not succeed, our business, operating results, and financial condition may be adversely impacted.
Our growth is heavily dependent on the willingness of our clients to provide good reviews and word-of-mouth recommendations. Criticism of or negative publicity about our company or our platform, products, and services could severely diminish consumer confidence in, and use of, our platform. If we do not respond effectively, clients and potential clients may lose confidence in our platform, products, and services, and our reputation may suffer. As a result of this criticism or any potential negative publicity, clients may reduce their investment on, or discontinue entirely their use of, our platform, clients may become less willing to provide positive reviews and recommendations of our products and services, we may have difficulty attracting new clients, and we may have to spend significantly more on marketing or advertising, each of which could adversely impact our business, operating results, and financial condition.
Further, our reputation is vulnerable to many threats that can be difficult or impossible to control, or costly or impossible to remediate. Regulatory inquiries, investigations or findings of wrongdoing, intentional or unintentional misrepresentation of our products and services in regulatory filings, product literature, advertising materials, public relations information, social media or other external communications, operational failures (including portfolio management errors or cyber breaches), actions by our third-party partners, employee dishonesty, or other misconduct and rumors, among other things, can substantially damage our reputation, even if they are baseless or eventually satisfactorily addressed. Additionally, damage to our reputation, even if based on inaccurate information, may impact regulator confidence in our business and result in further regulatory inquiries or investigations by governmental authorities.
While we have policies, procedures, and controls that are designed to address and manage these risks, if any of our policies or procedures are inadequately designed or ineffective in practice, or our controls fail, our brand or reputation could be damaged. Any damage to our brand or reputation could impede our ability to attract and retain clients and key personnel, and lead to a reduction in the amount of our platform assets, any of which could have a material adverse effect on our business, operating results, and financial condition.

Any failure to securely store and manage our clients’ assets, or other software or equipment failures that may impair our ability to provide our services, could adversely affect our business, operating results, and financial condition.
We hold cash and securities at financial institutions in accounts designated as for the benefit of our clients and we maintain our own internal ledgering process with respect to such accounts. We have also entered into partnerships with third parties where we or our partners receive and hold client funds and securities. Our financial partners’ abilities to manage and accurately hold client cash and securities requires a high level of internal controls. We are limited in our ability to influence or manage the controls and processes of third-party partners or vendors and may be dependent on our partners’ and vendors’ operations, liquidity, and financial condition to manage the risk associated with managing or accurately holding client cash or securities. As we maintain, grow, and expand our product and services offerings we also must scale and strengthen our internal controls and processes, including maintenance and monitoring of client asset balances through our own internal ledgering process, and monitoring our third-party partners’ and vendors’ ability to similarly scale and strengthen. Failure to do so could adversely affect our business, operating results, and financial condition. This is important both to the actual controls and processes and the public perception of the same. Further, any material failure by us or our partners to maintain the necessary controls or to manage client assets and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm, litigation, regulatory enforcement actions, significant financial losses, lead clients to discontinue or reduce their use of our platform, products, and services, and result in significant penalties and fines and additional restrictions, which could adversely affect our business, operating results, and financial condition.
Our security technology is designed to prevent, detect, and mitigate inappropriate access to our systems by internal or external threats. We believe we have developed and maintained administrative, technical, and physical measures designed to comply with applicable regulatory requirements and industry standards. However, it is nevertheless possible that hackers, employees, or service providers acting contrary to our policies or others could circumvent these measures to improperly access our systems or documents, or the systems or documents of our business partners, agents, or service providers, and improperly access, obtain, or misuse client assets and funds. The methods used to obtain unauthorized access, disable, or degrade service or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or detect for long periods of time. Additionally, transactions undertaken through our websites or other electronic channels may create risks of fraud, hacking, unauthorized access or acquisition, and other deceptive practices. Any security incident resulting in a compromise of client assets could result in substantial costs to us and require us to notify impacted individuals, and in some cases regulators, of a possible or actual incident, expose us to regulatory enforcement actions, including substantial fines, limit our ability to provide services, subject us to litigation, significant financial losses, damage our reputation, and adversely affect our business, operating results, and financial condition. For additional risks regarding our security measures and cybersecurity incidents, see “-Our business could be materially and adversely affected by a cybersecurity breach or other attack involving our computer systems or data or those of our clients, our third-party service providers, or such service providers’ vendors.”
Further, each of Wealthfront Advisers LLC and Wealthfront Brokerage LLC delivers its investment advisory and brokerage services, respectively, exclusively through software or software-based tools. Although we rigorously design, develop, and test our software before deploying it for our advisory services and we periodically monitor the behaviors of our software after its deployment, it is possible that our software may not perform as intended, due to design error, implementation error, or otherwise. Furthermore, it is possible that clients, Wealthfront Advisers LLC, or Wealthfront Brokerage LLC may experience computer equipment failure, loss of internet access, viruses, or other events that may impair, limit, or prevent us or our clients from accessing or using our software-based advisory or brokerage services. We do not currently maintain an infrastructure to provide investment advisory services other than through our software enabled platform. As a result, the failure of Wealthfront Advisers LLC’s or Wealthfront Brokerage LLC’s software, computer equipment, internet access, viruses, or other events could have a material impact on our reputation, as well as our business, operating results, and financial condition. These risks may be heightened by the rapid growth and complexity of new software or software-based tools, evolving data sets and standards, and market volatility.
We are directly and indirectly exposed to fluctuations in interest rates, and changing interest rate environments have in the past, and could in the future, impact our business, operating results, and financial condition.
We have historically experienced, and expect to experience in the future, changes in our clients’ behavior and in our business due to changes in the interest rate environment. In the past, during periods of low interest rates, we have at times experienced declines in revenue from Cash Account fees received as clients move their assets out of their Cash Accounts. Additionally, if prevailing interest rates offered by our program banks decline more quickly than the interest rates we offer to our clients, our revenues from Cash Account fees will decline. Higher interest rates can result in clients moving cash out of investments. Moreover, high interest rates can lead to higher payment obligations for our clients with respect to mortgage, credit card, and other consumer and merchant loans, which could adversely impact our clients’ ability or willingness to invest through our platform. Changes to the level or mix of interest earning balances could also negatively impact our growth, as well as our business, operating results, and financial condition, if clients react to the interest rate environment by moving cash from our platform into non-Wealthfront accounts. In addition, a portion of our revenue comes from receivables from clients’ margin-borrowing activities, which are impacted by changes in prevailing interest rates. Reductions in interest rates, including the reductions implemented by the Federal Reserve since September 2024, have impacted our business and a return to a low interest rate environment could further impact our business, operating results, and financial condition.
Our growth depends in part on the success of our strategic relationships with our service providers and other third parties.
We have entered into strategic relationships with service providers and other third parties, including our clearing broker, program banks, deposit placement network, other banking partners, and various third-party vendors (such as wholesale lending partners, credit providers, appraisal companies, fraud prevention service providers, and document generation providers), in connection with the development, operation, and improvement of our platform, products, and services. Our future growth will depend on our ability to enter into and maintain successful strategic relationships with third parties, and these relationships may not result in additional clients, retention of existing clients, or increased investment levels from existing clients. Identifying suitable partners and vendors, as well as negotiating and documenting relationships with them requires significant time and resources. Our contracts for these relationships may be non-exclusive and may not prohibit the other party from working with our competitors or from offering competing products or services. If we are unsuccessful in establishing or maintaining our relationships with these third parties, or if these third parties fail to perform as expected, our ability to compete in the marketplace or to grow our revenue could be impaired and our business, operating results, and financial condition may be adversely impacted.
We may require additional capital to satisfy our liquidity needs and support business growth and objectives, and this capital might not be available to us on reasonable terms, if at all, may result in stockholder dilution, or may be delayed or prohibited by applicable regulations.
Maintaining adequate liquidity is crucial to our securities brokerage operations, including key functions such as transaction settlement, custody requirements, and margin lending. We meet our liquidity needs primarily from working capital and cash generated from our platform, products, and services, as well as from external debt and equity financing. Increases in the number of clients, fluctuations in platform assets and related activity, as well as market conditions or changes in regulatory treatment of platform assets, may affect our ability to meet our liquidity needs.

A reduction in our liquidity position could reduce our clients’ confidence in us, which could result in the withdrawal of client assets and loss of clients, or could cause us to fail to satisfy broker-dealer or other regulatory capital guidelines, which may result in immediate suspension of securities activities, regulatory prohibitions against certain business practices, increased regulatory inquiries and reporting requirements, increased costs, fines, penalties, or other sanctions, including suspension or expulsion by the SEC, FINRA, or other self-regulatory organizations (“SROs”) or state regulators, and could ultimately lead to the liquidation of our broker-dealer or other regulated entities. Factors which may adversely affect our liquidity positions include temporary liquidity demands due to changes in regulatory guidance or interpretations, other regulatory changes, a loss of market or client confidence resulting in fluctuations in cash held in client accounts, or a significant increase in our margin lending activities.
In addition to requiring liquidity for our regulated businesses, we may also require additional capital to continue to support the growth of our business and respond to competitive challenges, including the need to promote our products and services, develop new products and services, enhance our existing technology, platform, products, and services, and acquire and invest in complementary businesses and technologies.
When available cash is not sufficient for our liquidity and growth needs, we may need to engage in equity or debt financings to secure additional funds. There can be no assurance that such additional funding will be available on terms attractive to us or at all, and our inability to obtain additional funding when needed could have an adverse effect on our business, operating results, and financial condition. If additional funds are raised through the issuance of equity or convertible debt securities, our stockholders could suffer significant dilution, and any new shares we issue in connection therewith could have rights, preferences, and privileges superior to those of our current stockholders. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue future business opportunities.
If we are unable to continue to successfully market our platform, it could negatively impact our ability to attract and onboard new clients and could adversely impact our business, operating results, and financial condition.
Many new clients find our platform by searching for financial advisory services through internet search engines or from word-of-mouth or other personal recommendations. A critical factor in attracting new clients to our platform is how prominently we are displayed in response to search queries. Accordingly, we use search engine marketing to provide a significant portion of our visitor acquisition. Search engine marketing includes both paid acquisition on a cost-per-click basis and acquisition on an unpaid basis, often referred to as organic or algorithmic search. One method we employ to acquire clients through organic search is commonly known as search engine optimization (“SEO”). SEO involves deploying methods to rank high for search queries for which our website’s content may be relevant. Our competitors may be able to spend more money and resources to achieve better SEO discovery or other marketing results. If our platform is listed less prominently than those of our competitors or fails to appear in search result listings for any reason, it is likely that we will attract fewer visitors to our platform, which could adversely affect our business, operating results, and financial condition.
We also rely in large part on word-of-mouth marketing, including the use of incentives such as promotional rates and fee reductions, to encourage our existing clients to provide client referrals. To the extent our existing clients are unable or unwilling to refer others to our platform, whether due to complaints, dissatisfaction, or other factors that may be outside of our control (including macroeconomic factors which may lead to loss of client assets invested through our platform), our business, operating results, and financial condition would be adversely impacted. In addition, we use a broad mix of marketing and other brand-building measures to attract clients to our platform. We use television and online advertising, billboards, as well as third-party social media platforms as marketing tools. As these marketing channels continue to rapidly evolve or grow more competitive, we must continue to maintain a presence on these platforms and establish a presence on new or emerging popular social media and advertising and marketing platforms. If we cannot cost effectively use these marketing tools, if we fail to promote our platform, products and services efficiently and effectively, or if our marketing campaigns attract negative media attention, our ability to acquire new clients and our financial condition may suffer and the price of our common stock could decline. In addition, an increase in the use of television, online, and social media for marketing may increase the burden on us to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations.
Existing and future acquisitions, strategic investments, partnerships, or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value, and adversely affect our business, operating results, and financial condition.
As part of our business strategy, we have in the past and may in the future acquire or make investments in complementary companies, services, products, technologies, or talent. For example, we recently completed an acquisition of Wealthfront Home Lending, LLC (f/k/a Unified National Mortgage LLC, d/b/a Afford Lending). All of our acquisitions and investments are subject to a risk of partial or total loss of investment capital. Our ability as an organization to acquire and integrate other companies, services, or technologies in a successful manner is not guaranteed.
In the future, we may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. Our due diligence efforts may fail to identify all of the challenges, problems, liabilities, or other shortcomings involved in a potential acquisition. Further, current and future changes to the U.S. and foreign regulatory approval processes and requirements related to acquisitions may cause approvals to take longer than anticipated, not be forthcoming, or contain burdensome conditions, which may prevent the completion of the transaction or jeopardize, delay, or reduce the anticipated benefits of the transaction, and impede the execution of our business strategy. If we complete acquisitions, we may not ultimately strengthen our competitive position or ability to achieve our business objectives, and any acquisitions we announce or complete could be viewed negatively by our clients or investors.
In addition, if we are unsuccessful at integrating any recent or future acquisitions, or the technologies and personnel associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, causing unanticipated write-offs or accounting (including goodwill) charges. Additionally, integrations could take longer than expected, or if we move too quickly in trying to integrate an acquisition, strategic investment, partnership, or other alliance, we may fail to achieve the desired efficiencies.
We have had, and may in the future have, to pay cash, incur debt, or issue equity securities to pay for acquisitions. Any such future acquisitions could adversely affect our financial condition and the market price of our common stock. The sale of equity or issuance of convertible debt to finance any such acquisitions could result in dilution to our stockholders, which, depending on the size of the acquisition, may be significant and may cause the market price of our common stock to decline. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
Additional risks we may face in connection with acquisitions and strategic investments include:
•diversion of management’s time and focus from operating our business;
•the inability to integrate product and service offerings of an acquired company;
•retention of key employees from the acquired company;

•changes in relationships with strategic partners or the loss of clients or partners as a result of acquisitions or strategic positioning resulting from the acquisition or strategic investment;
•cultural challenges associated with integrating employees from the acquired company into our organization;
•integration of the acquired company’s finance, accounting, client relationship management, management information, human resources, and other administrative systems;
•unexpected security risks or higher than expected costs to improve the security posture of the acquired company;
•higher than expected costs to bring the acquired company’s information technology infrastructure up to our standards;
•additional legal, regulatory, or compliance requirements;
•the need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures, and policies;
•financial reporting, revenue recognition, or other financial or control deficiencies of the acquired company that we do not adequately address and that cause our reported results to be incorrect;
•liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities;
•failing to achieve the expected benefits of the acquisition or investment; and
•litigation or other claims in connection with the acquired company, including claims from or against terminated employees, clients, current and former stockholders, or other third parties.
Our failure to address these risks or other problems encountered in connection with acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally.
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.
Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate. Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including the risks described herein. Even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.
Our market opportunity may change over time and there is no guarantee that any particular number or percentage of addressable clients covered by our market opportunity estimates will use our platform, products, or services at all or generate any particular level of revenue for us. Any expansion in the markets in which we operate depends on a number of factors, including the cost, performance, and perceived value associated with our platform, products, and services and those of our competitors. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our forecasts of market growth should not be taken as indicative of our future growth.
Key business metrics and other estimates are subject to inherent challenges in measurement and to change as our business evolves, and our business, operating results, and financial condition could be adversely affected by real or perceived inaccuracies in those metrics or any changes in metrics we disclose.
We regularly review key business metrics to evaluate growth trends, measure our performance, and make strategic decisions. These key business metrics are calculated using internal company data and have not been validated by an independent third party. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement at the time of reporting, there are inherent challenges in such measurements. If we fail to maintain effective processes and systems, our key business metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. We regularly review our processes for calculating these metrics, and from time to time we make adjustments to improve their accuracy. We generally will not update previously disclosed key business metrics for any such inaccuracies or adjustments that are immaterial.
We may change our key business metrics from time to time, which may be perceived negatively. Given the rapid evolution of the financial services market, we regularly evaluate whether our key business metrics remain meaningful indicators of the performance of our business. As a result of these evaluations, we may in the future make changes to our key business metrics, including eliminating or replacing existing metrics. Further, if investors or the media perceive any changes to our key business metrics disclosures negatively, our business could be adversely affected.
Our ability to maintain client satisfaction depends in part on the quality of our client support. Failure to maintain high-quality client support could have an adverse effect on our business, operating results, and financial condition.
We believe that the successful use of our platform, products, and services requires high-quality support and engagement with our clients. Increased demand for client support, without corresponding increases in revenue or potentially personnel, could increase our costs and adversely affect our business, operating results, and financial condition.
Moreover, there can be no assurance that we will be able to hire sufficient qualified support personnel as and when needed. To the extent that we are unsuccessful in hiring, training, and retaining adequate support resources, our ability to provide high-quality and timely support to our clients will be negatively impacted, and our clients’ satisfaction and their usage of our platform, products, or services could be adversely affected.
We could incur substantial losses from our corporate operating accounts if one or more of the financial institutions that we use fails or is taken over by the FDIC. Similarly, if one or more of our cash sweep program banks were to fail or be taken over by the FDIC, our business, operating results, and financial condition could be adversely affected.
We maintain corporate operating accounts at multiple financial institutions in amounts that are significantly in excess of the limits insured by the FDIC. In March 2023, certain U.S. banks failed and were taken over by the FDIC. If any of the financial institutions that hold significant deposits were to fail or be taken over by the FDIC, our ability to access such accounts could be temporarily or permanently limited and we could lose all amounts in excess of applicable deposit insurance limits, which could adversely affect our business, operating results, and financial condition. In particular, the failure of a financial institution where our corporate accounts are held has in the past required us to move funds to another bank and may in the future again require us to do so, which could cause a temporary delay in making payments to our vendors and employees, or under other contractual arrangements, and could cause other operational inconveniences. Additionally, any losses or delay in access to funds as a result of such events could have a material adverse effect on our ability to meet contractual obligations, earnings, financial condition, cash flows, and stock price.
In addition to our corporate operating accounts, Cash Account assets are swept to one or more program banks where funds earn a variable rate of interest and are eligible for FDIC insurance. FDIC insurance is not provided, and interest is not earned, until the funds arrive at the program banks. If one or more of our program banks were to fail or be taken over by the FDIC, our clients’ ability to access such accounts could be temporarily or permanently limited and they could lose all amounts in excess of applicable deposit insurance limits, which could adversely affect our business, operating results, and financial condition.
Wealthfront Advisers LLC’s and Wealthfront Strategies LLC’s duties to act as fiduciaries for our clients could conflict with the short-term interests of our business.
The paramount ethical, professional, and legal duty of our subsidiaries, Wealthfront Advisers LLC and Wealthfront Strategies LLC, is to act at all times as fiduciaries for our clients and their investments. We are subject to stringent regulatory oversight by federal and state authorities. Non-compliance with the fiduciary duties of Wealthfront Advisers LLC and Wealthfront Strategies LLC can lead to enforcement actions, fines, and other regulatory sanctions that could adversely affect our operations and reputation. In addition to being a legal requirement, we believe that fulfilling Wealthfront Advisers LLC’s and Wealthfront Strategies LLC’s fiduciary duties is essential to our success. It helps us increase our growth rate and engagement with clients, while serving the long-term interests of our company and our stockholders. Therefore, we may have forgone, and may in the future forgo, certain expansion or short-term revenue opportunities that we do not believe are in the long-term interests of our clients, our company, and our stockholders, even if such decisions negatively impact our business, operating results, and financial condition. However, our decisions may not always result in the long-term benefits that we expect, in which case our business, operating results, and financial condition could be harmed. Additionally, failure to comply with these fiduciary duties can result in legal claims and significant financial liability.
Misconduct and errors by our employees and third-party service providers could harm our business and reputation and subject us to significant legal liability.
Employee, vendor, or service provider misconduct or errors could subject us to legal liability, financial losses, and regulatory sanctions and could seriously harm our reputation and negatively affect our business, operating results, and financial condition. Such misconduct could include engaging in improper or unauthorized transactions or activities, misappropriation of client funds, insider trading and misappropriation of information, failing to supervise other employees, vendors, or service providers, improperly using confidential information, as well as other improper trading activity. Employee, vendor, or service provider errors, including mistakes in executing, recording, or processing transactions for clients, could expose us to the risk of material losses even if the errors are detected. Although we have implemented processes and procedures and provide training to our employees to reduce the likelihood of misconduct and errors, these efforts may not be successful. Moreover, the risk of employee, vendor, or service provider errors or misconduct may be even greater for novel products and services and may be compounded by the fact that many of our employees, vendors, and service providers may not have previously worked for or with companies which maintain the same compliance customs and rules as financial services firms. This can lead to a high risk of confusion or a relative lack of familiarity among employees, vendors, and service providers, particularly in a growing company like ours, with respect to applicable compliance obligations, particularly including confidentiality, data access, trading, and conflicts of interest. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. If we were found to have not met our regulatory oversight and compliance and other obligations, we may face serious damage to our reputation and could be subject to regulatory sanctions, financial penalties, restrictions on our activities for failure to properly identify, monitor, and respond to potentially problematic activity. Further, if we were found to have not met such obligations, we could have indemnification obligations to service providers and limited remedies for any misconduct. Our employees, vendors, and service providers could also commit errors that subject us to financial claims for negligence, as well as regulatory actions, or result in financial liability.
Our compliance and risk management policies and procedures as a regulated financial services company might not be fully effective in identifying or mitigating compliance and risk exposure in all market environments or against all types of risk.

As a financial services company, our business exposes us to a number of heightened risks. We have devoted significant resources to develop our compliance and risk management policies and procedures and will continue to do so, but our efforts might be insufficient. Our expanded operations, evolving business, and unpredictable periods of rapid growth make it difficult to predict all of the risks and challenges we might encounter and therefore increase the risk that our policies and procedures for identifying, monitoring, and managing risks might not be fully effective in mitigating our exposure in all market environments or against all types of risk. Further, some controls are manual and are subject to inherent limitations and errors in oversight, which could cause our compliance and other risk management strategies to be ineffective. Other compliance and risk management methods depend upon the evaluation of information regarding markets, clients, catastrophe occurrences, or other matters that are publicly available or otherwise accessible to us, which might not always be accurate, complete, up-to-date, or properly evaluated. Insurance and other traditional risk-shifting tools might be held by or available to us in order to manage some exposures, but they are subject to terms such as deductibles, coinsurance, limits, and policy exclusions, as well as risk of counterparty denial of coverage, default, or insolvency. Any failure to maintain effective compliance and other risk management strategies could have an adverse effect on our business, operating results, and financial condition.
We are also exposed to heightened regulatory risk because our business is subject to extensive regulation and oversight in a variety of areas, and such regulations are subject to revision, supplementation, or evolving interpretations and application, and it can be difficult to predict how they might be applied to our business, particularly as we introduce new products and services and potentially expand into new jurisdictions, and how we may be required to update our policies and procedures in response. If we are unable to implement current and effective policies and procedures, we may be subject to regulatory actions, which may have an adverse effect on our business, operating results, and financial condition.
We are exposed to funding transaction losses due to reversals or insufficient funds.
Our products and services are primarily funded by electronic funds transfer from clients’ external bank accounts, which exposes us to risks associated with reversals and insufficient funds. Fraud, misuse, unintentional use, settlement delay, or other client activities could result in the need to unwind funds transfers due to reversals and/or insufficient funds, which could cause us to incur losses. Also, criminals are using increasingly sophisticated methods to engage in illegal activities, such as cyber fraud and identity theft. If we are unable to collect and retain the amount of the chargeback, refund, or return from the client, or if the client refuses or is unable, due to bankruptcy or other reasons, to reimburse us, we bear the loss of such amount.
While we have policies and procedures designed to manage and mitigate these risks, we cannot be certain that such processes will be effective. Our failure to limit returns, including as a result of fraudulent transactions, could lead payment networks or our banking partners to require us to increase reserves, impose penalties on us, charge additional or higher fees, or terminate their relationships with us, which could adversely affect our business, operating results, and financial condition.
Our exposure to credit risk with clients, market makers, and other counterparties could result in losses.
We extend cash loans to certain clients and those loans are collateralized by client securities holdings. By lending cash to clients, we are subject to risks inherent in extending credit, especially during periods of rapidly declining markets (including rapid declines in the trading price of individual securities) in which the value of the collateral held by us could fall below the amount of a client’s indebtedness. We also lend and borrow securities in connection with our broker-dealer business. Sharp changes in market values of substantial amounts of securities in a short period of time and the failure by clients to honor their commitments could result in substantial losses. Such changes could also adversely impact our capital because our operations require a commitment of our capital and, despite safeguards implemented by our software, involve risks of losses due to the potential failure of our clients to perform their obligations under these transactions. We have policies and procedures designed to manage credit risk, but we face a risk that such policies and procedures might not be fully effective.
To the extent we expand our operations into international jurisdictions, we would be exposed to significant new risks, and our international expansion efforts might not succeed.
Currently, we exclusively offer our products and services, and generate all of our revenue, in the United States, but we may in the future seek to expand into international markets. International expansion would require significant resources and management attention and would subject us to additional regulatory, economic, operational, and political risks on top of those we already face in the United States. There are significant risks and costs inherent in establishing and doing business in international markets, including:
•difficulty establishing and managing international entities, offices, or operations and the increased operations, travel, infrastructure, and legal and compliance costs associated with operations, entities, or people in different countries or regions;
•the need to understand, interpret and comply with local laws, regulations, and customs in multiple jurisdictions, including laws and regulations governing broker-dealer, investment adviser, mortgage broker, or other regulated entity practices, some of which might require permissions, registrations, authorizations, licenses, or consents, or might be different from, or conflict with, those of other jurisdictions or foreign cybersecurity, data privacy, or labor and employment laws;
•the additional complexities of any merger or acquisition activity internationally, which would be new for us and could subject us to additional regulatory scrutiny or approvals;
•the need to adapt, localize, and position our platform, products, and services for specific countries;
•increased exposure to foreign fraud vectors;
•increased competition from local providers of similar products and services;
•challenges of obtaining, maintaining, protecting, defending, and enforcing intellectual property rights abroad, including the challenge of extending or obtaining third-party intellectual property rights to use various technologies in new countries;
•the need to offer client support and other aspects of our offering (including websites, articles, blog posts, and client support documentation) in various languages or locations;
•compliance with anti-bribery and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”) and equivalent anti-money laundering and sanctions rules and requirements in local markets, by us, our employees, and our business partners;
•the need to recruit and manage staff in new countries and regions to support international operations, and comply with employment law, tax, payroll, and benefits requirements in multiple countries;
•the need to enter into new business partnerships with third-party service providers in order to provide our platform, products, and services in the local market, or to meet regulatory obligations;
•varying levels of internet technology adoption and infrastructure, and increased or varying network and hosting service provider costs and differences in technology service delivery in different countries;
•fluctuations in currency exchange rates and the requirements of currency control regulations, which might restrict or prohibit conversion of other currencies into U.S. dollars;

•treatment of revenue from international sources, evolving domestic and international tax environments;
•other potential tax issues, including, but not limited to, with respect to our corporate operating structure and intercompany arrangements; and
•political or social change or unrest or economic instability in a specific country or region in which we operate.
We have limited experience with international legal and regulatory environments and market practices, and we might not be able to penetrate or successfully operate in the markets we choose to enter. In addition, we might incur significant expenses as a result of our international expansion, and we might not be successful, which could lead to substantial losses.
Further, although we do not currently offer any products or services outside the United States, a small number of our employees currently reside in, and work remotely from, Canada. We recently formed a Canadian subsidiary so that we may employ these individuals through a Canadian entity, and a number of the risks and costs set out above may apply in connection with the management and operation of our Canadian subsidiary. For example, we may experience difficulties understanding and complying with applicable Canadian laws, regulations, and customs, including with respect to labor and employment laws, payroll and benefits requirements, and tax laws, we may be exposed to increased tax obligations in connection with our intercompany arrangements, and we may bear increased legal, compliance, facilities, infrastructure, and administrative costs in connection with the operation of our Canadian subsidiary and management of our Canadian employees. If our efforts to efficiently manage our Canadian subsidiary are unsuccessful, or if we experience legal, regulatory, or tax-related difficulties in connection with our Canadian subsidiary or employees, our business, operating results, and financial condition could be adversely affected.
Risks Related to Our Cash Management Products and Services
Our cash management products and services subject us to risks related to our bank partnerships.
We partner with Green Dot Bank (“Green Dot”) and UMB Bank (“UMB”) to provide cash management services to our clients in connection with our Cash Account. Green Dot establishes direct banking relationships with our clients and provides services that include a Wealthfront-branded debit card, ATM network access, and mobile check deposit. UMB provides limited ACH capabilities and does not have a direct banking relationship with our clients. We help with recordkeeping and reconciliation of balances between our clients’ brokerage accounts, our program banks, and our banking partners.
We are not a bank and do not provide banking products and services, and so we rely on our program banks to accept client assets and to provide certain banking products or services to them. Regulatory changes or changes in market conditions could affect the willingness of our program banks, or other banks we may choose to partner with in the future, to accept client assets. Program banks may refuse to accept our clients’ assets in the future and there is no guarantee that we will be able to replace program banks or add new program banks to support our growth, which would negatively affect our business, operating results, and financial condition. Similarly, a change in regulatory treatment of cash sweep programs, for example treating our cash sweep program balances as “brokered deposits,” or changes in the interpretations concerning the circumstances under which bank sweeps may obtain FDIC insurance protection, as well as changes in market conditions (such as very low or negative interest rates) could make program banks less willing to accept sweep balances (or limit the amount of sweep balances the program banks are willing to accept) and also could affect the gross amount program banks are willing to pay on program deposits and the fees that we receive. Furthermore, technical failures or security incidents may occur that could prevent program banks from accepting sweep balances (or limit the amount of sweep balances the program banks can accept). Any of these changes could reduce the attractiveness of the bank sweep program to clients and could reduce the revenue earned by our company in connection with the bank sweep program.
Our agreements with our banking partners, any successor bank, program banks, and related service providers may be terminated or may not be renewed on terms favorable to us or at all. Our agreements with such parties generally do not prohibit them from working with our competitors, and they could decide to enter into an exclusive or more favorable relationship with one or more of our competitors. They could also offer solutions competing with ours. In addition, our banking partners, any successor bank, program banks, and related service providers may not perform as expected under our agreements. We could in the future have disagreements or disputes with such parties, which could negatively impact or threaten our relationship with such parties or other parties with whom we may seek to partner.
Our program banks, our banking partners, any successor bank, and other banks or parties with which we may engage are subject to oversight and supervision by regulatory bodies in various jurisdictions and must comply with applicable rules and regulations and examination requirements. Certain of such partners, including our banking partners, have in the past been, and may in the future be, subject to adverse regulatory orders. Any future adverse orders or regulatory enforcement actions, even if unrelated to us, could impose restrictions on, or prohibit or otherwise make it infeasible for our program banks, our banking partners, any successor bank, or other partners to continue to support our operations. Our relationship with program banks, our banking partners, any successor bank, and related service providers may also subject us to additional, indirect regulatory scrutiny, requirements, and supervision. For example, in order to facilitate our banking partners’ compliance with federal banking agency guidance regarding their management of third-party relationship risks, we commit to, and do, cooperate in the examination by federal banking agencies of the banking partners’ relationships with us.
If our existing arrangements with our banking partners, any successor bank, program banks, and related service providers were limited, suspended, or terminated, if any of such parties ceased operations, or if our relationship with any of them were to otherwise terminate for any reason (including, but not limited to, due to failure to comply with regulatory orders or other actions), we may need to implement substantially similar arrangements with new banks and service providers or clients may lose access to certain of the services that we currently offer through our partners. If we need to enter into an alternative arrangement with a different bank to replace an existing arrangement, we may not be able to negotiate a comparable alternative arrangement in a timely manner or at all. In addition, banks in the United States with which we may partner in the future either in addition to or in lieu of our existing arrangements, in particular program banks that commonly enter into similar relationships with other financial services companies, may be prohibited from partnering with us, or may terminate our relationship once established, as a result of increased regulatory scrutiny or changes to applicable laws and regulations. In the event that our existing relationships with our banking partners, program banks, or related service providers were terminated and we were not able to replace them with similar alternatives in a timely manner, on comparable or more favorable terms, or at all, our business, operating results, and financial condition could be adversely affected.
We participate in a deposit placement program operated by R&T Deposit Solutions in order to enable our deposit sweeps to program banks. Our three largest program banks are all highly regulated global systemically important banks, as designated by the Financial Stability Board as of November 2024. As such, we believe our largest program banks are less likely to fail or suddenly determine to cease participating in our cash sweep program or materially limit or terminate the acceptance of deposits through us. If a large program bank did suddenly withdraw from the program or cease or materially limit the amount of deposits it will accept through us, we would need to reallocate those funds among the other program banks, and likely would need to engage new program banks in order to have sufficient deposit capacity to continue to offer the same level of pass-through deposit insurance. If we are unable to do so, we would need to lower the amount of pass-through deposit insurance we offer, which would likely adversely affect client participation in the sweep program and our cash account fees generated from that program. In addition, if a large program bank were to fail and we were unable to withdraw client funds in advance of that failure, there could be a disruption in client access to their insured deposits until the accounts from the failed institution are assigned to a successor selected by the FDIC or are paid out. Any such disruption, which would affect all broker-dealers participating in our cash sweep program with the failed institution, would likely adversely affect our reputation with our clients, potentially resulting in a loss of business and associated income.
In addition, we are subject to reputational risk in connection with our partnerships with our program banks and our banking partners in connection with our Cash Account product. If our program banks or our banking partners are subject to regulatory inquiries, investigations, or other actions, experience liquidity issues, or are otherwise subject to negative publicity, it may have an adverse impact on client confidence in our platform, products, and services, which may cause our clients to move their assets from the Wealthfront platform to other platforms or otherwise may impact our business, operating results, and financial condition.
We are subject to FDIC pass-through insurance requirements in connection with our cash management products and services.
In connection with our cash management products and services, we are subject to certain FDIC insurance requirements. We believe our record keeping for our clients’ funds held at our banking partners and held for Cash Account clients in deposits at our other program banks, and other functions we perform related to FDIC insurance requirements, comply with all applicable requirements for each participating client’s assets to be eligible for FDIC pass-through insurance coverage, up to the applicable maximum deposit insurance amount. However, the FDIC does not make determinations in advance of a bank’s failure as to whether the conditions have been satisfied for pass-through deposit insurance coverage to apply. If the FDIC were to disagree, the FDIC might not recognize clients’ claims as covered by deposit insurance in the event of bank failure and bank receivership proceedings under the Federal Deposit Insurance Act. If the FDIC were to determine that our clients’ funds held at our program banks are not covered by deposit insurance, participating clients might not be able to access those deposits, and may lose some or all of those deposits, if a program bank failed, or might decide to withdraw their funds in advance of such a failure, each of which could adversely affect our brand, as well as our business, operating results, and financial condition.
Our Cash Account program and other cash management products and services could subject us to a number of federal and state regulatory requirements.
Our Cash Account program and the Wealthfront-branded debit card could subject us to federal and state consumer protection laws and regulations, including the Electronic Fund Transfer Act and Regulation E as implemented by the Consumer Financial Protection Bureau (“CFPB”), and to payment card association operating rules, including data security rules and certification requirements, which could change or be reinterpreted to make it difficult or impossible for us to comply. As a result of our portfolio line of credit product, we are also subject to a number of state licensing and other regulatory requirements. Failure to comply with the laws and regulations applicable to us in connection with our Cash Account, debit card or portfolio line of credit product, including failure to maintain required licenses, could result in the assessment of significant actual damages or statutory damages or penalties (including treble damages in some instances) and plaintiffs’ attorneys’ fees. Similarly, as the regulatory environment at both the federal and state level continues to evolve, changing expectations as to the content of disclosures related to our Cash Account and portfolio line of credit products may expose us to claims regarding the adequacy of those disclosures. In addition, we could incur liability if there is breach or compromise of the security of our systems for these products or we fail to detect or prevent fraudulent activity in their use. See “-Our business could be materially and adversely affected by a cybersecurity breach or other attack involving our computer systems or data or those of our clients, our third-party service providers, or such service providers’ vendors.”
Further, due to the fact that we are deemed a service-provider to our program banks, we are subject to audit standards for third-party vendors in accordance with bank regulatory guidance and examinations by federal bank regulatory authorities and the CFPB. In addition, we offer, in conjunction with our program banks, a referral reward program that allows eligible clients to receive promotional benefits, including an annual yield increase from program banks on their Cash Account, for referring new clients to our platform. Referral programs in the financial services industry, particularly those involving cash or yield incentives, are subject to oversight by regulatory authorities, including the SEC, FINRA, CFPB, and state banking regulators. Regulators may view such programs as potentially misleading or improperly structured if they disproportionately benefit certain clients or advertise benefits without appropriate risk disclosures. Any failure by us to comply with these regulatory requirements may result in regulatory inquiries, investigations, fines, or other proceedings or actions, which may have a negative effect on our business, operating results, and financial condition.
Client or third-party use of our cash management services for illegal activities or improper purposes could harm our business.
The highly automated nature of, and liquidity offered by, our cash management services make us and our clients a target for illegal or improper uses, including scams and fraud directed at our Cash Account, Wealthfront-branded debit card, and portfolio line of credit clients, money laundering, terrorist financing, sanctions evasion, illegal online gambling, fraudulent sales of goods or services, illegal telemarketing activities, illegal sales of prescription medications or controlled substances, piracy of software, movies, music, and other copyrighted or trademarked goods (in particular, digital goods), bank fraud, child pornography, human trafficking, prohibited sales of alcoholic beverages or tobacco products, securities fraud, pyramid or Ponzi schemes, or the facilitation of other illegal or improper activity. Moreover, certain activity that is legal in one jurisdiction might be illegal in another jurisdiction, and a client might be found responsible for intentionally or inadvertently importing or exporting illegal goods, resulting in liability for us. While we invest in measures intended to prevent and detect illegal activities with respect to our cash management services, these measures require continuous improvement and might not be effective in detecting and preventing illegal activity or improper uses.
Any illegal or improper uses of our cash management services by our clients might subject us to claims, individual and class action lawsuits, and government and regulatory requests, inquiries, or investigations that could result in liability, restrict our operations, require us to change our business practices, harm our reputation, increase our costs, and negatively impact our business. For example, government enforcement or regulatory authorities could seek to impose additional restrictions or liability on us arising from the use of our cash management services for illegal or improper activity, and our failure to detect or prevent such use. Illegitimate transactions can also prevent us from satisfying our contractual obligations to our third-party partners, which might cause us to be in breach of our obligations. In addition, if the federal government or any state government took the position that we are a money services business or a money transmitter business, they could require us to register as such with the Financial Crimes Enforcement Network and/or obtain money transmitter licenses, as applicable. Furthermore, should a federal or state regulator make a determination that we have operated as an unlicensed or unregistered money services business or money transmitter business, we could be subject to civil and criminal fines, penalties, costs, legal fees, reputational damage, or other negative consequences, all of which may have an adverse effect on our business, operating results, and financial condition.
Risks Related to Our Investment Advisory and Brokerage Services
Errors in Wealthfront Advisers LLC’s automated advisory services or misrepresentations, inaccuracies, or fraud may subject us to liability for any losses that result.
Wealthfront Advisers LLC relies on automated investment technology to provide investment advisory and financial planning services, including administration of our clients’ investment portfolios. As investment technology evolves, increasing complexity requires more expertise and efforts to manage and test. No automatic tools are guaranteed to function completely without error. While we believe that automated investment technology improves our services, automated systems are subject to a variety of risks including, but not limited to, technical system flaws, outages, system failures, or latency that could prevent timely trades or rebalancing, or employee tampering or manipulation of those systems, which may result in losses to our clients. The computer software that underlies our automated investing technology are constructed based on models and assumptions that may be inaccurate, may not reflect a client's risk profile and tolerance, including, but not limited to, as a result of incorrect, incomplete or outdated client inputs, and may be subject to errors or bugs that cause the software to operate differently than intended. Even if we institute additional controls, it is possible our automated systems may not behave in accordance with our protocols and processes due to human error or influence. Problems could arise if our investment advisory services do not work as intended, particularly if Wealthfront Advisers LLC fails to detect program errors over an extended period. We may also be found to be liable for such errors, which may include liability for breach of Wealthfront Advisers LLC’s fiduciary duty or applicable law. As a result, dependence on automated systems may further increase the risk of operational system flaws as compared to systems using more constant human managing and oversight. If our automated systems are found to be materially inaccurate, if investors believe these metrics are materially inaccurate, or if we uncover significant inaccuracies in these figures, our reputation could suffer greatly. This could negatively impact our business, operating results, and financial condition. Additionally, some of our systems depend on the accuracy and completeness of information provided by clients, borrowers, and other third parties. If this information is inaccurate, incomplete, or misrepresented, whether intentionally or unintentionally, our systems or models may produce incorrect results or fail to function as intended. Such program errors may not be detected despite our quality assurance practices. Further, as a registered investment adviser, we are subject to periodic examinations with the SEC, during which we are required to provide the SEC with, among other things, information regarding controls we implement in connection with our automated advisory services. In the event the SEC does not find our controls to be sufficient, we may be required to implement additional, and potentially costly, remedial measures to protect our clients’ investments, or may otherwise be required to make changes to our operations, which could adversely impact our business, operating results, and financial condition.
High-profile instances of fraud or error can also damage our brand, lead to increased regulatory scrutiny, and result in higher costs. There is a need to continually invest in training to develop and maintain in-house expertise to manage these systems effectively and to educate clients and participants in the capabilities, proper use, and competitive differentiation of these offerings, which can be costly and time consuming. Any of these or other errors may negatively impact our reputation, as well as our business, operating results, and financial condition.
We will be adversely affected if we, or any of our subsidiaries, or our investment advisory programs, are determined to have been subject to registration as an investment company under the 1940 Act.
Generally, a company is an “investment company” required to register under the Investment Company Act of 1940, as amended (the “1940 Act”) if, absent an applicable exception or exemption, it (i) is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or (ii) engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.
We do not consider our investment adviser subsidiaries to be investment companies, nor do we hold them out to be. Our investment adviser subsidiaries hold themselves out as investment management firms and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. We believe we are engaged primarily in the business of providing investment management services and not in the business of investing, reinvesting or trading in securities. We also believe our primary source of income is properly characterized as income earned in exchange for the provision of services. We believe that less than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis comprise assets that could be considered investment securities.
Wealthfront Advisers LLC provides automated digital investment advisory services that are designed to offer clients discretionary portfolio management through software-based platforms. These services typically involve allocating client assets among exchange-traded funds or other investments based on a client’s target portfolio allocation and rebalancing algorithms. Rule 3a-4 under the 1940 Act provides a nonexclusive safe harbor from the definition of an “investment company” for investment advisory programs like the ones we sponsor and sets out specific conditions that such programs must meet to avoid being deemed investment companies. While we believe our investment advisory programs are properly structured to rely on Rule 3a-4, there is a risk that the SEC, the staff of the SEC (the “SEC Staff”), or a court could conclude otherwise. If Rule 3a-4 were to be rescinded, or if the SEC or SEC Staff were to modify the rule or its interpretation of how the rule is applied, or if the SEC, the SEC Staff or a court were to determine that our investment advisory programs do not satisfy the conditions of the Rule 3a-4 safe harbor, Wealthfront Advisers LLC could be deemed to be operating one or more unregistered investment companies, which could subject Wealthfront Advisers LLC to significant regulatory consequences, including enforcement actions, injunctions or penalties. Additionally, we could be required to restructure our operations to avoid having to register our investment advisory programs under the 1940 Act, which could involve substantial expense and disruption to our business.
We intend to continue to conduct our operations so that neither we nor our investment advisory programs will be deemed investment companies required to register under the 1940 Act. However, if we or our investment advisory programs were to be deemed investment companies required to register under the 1940 Act, restrictions imposed by the 1940 Act, including capital structure limitations and restrictions on transactions with affiliates, could make it impractical for us to continue our business as currently conducted. Any changes to the structure of our business, our platform or the products and services we offer to clients due to restrictions imposed by the 1940 Act could have a material adverse effect on our financial performance and operations.
Sponsorship of 1940 Act-registered investment products carries regulatory, reputational, and market risks, which could adversely affect our business or financial condition.
We sponsor the Wealthfront Treasury Money Market Fund, which is registered as an investment company under the 1940 Act. In the future, we may sponsor one or more other investment products that would be registered as investment companies under the 1940 Act. Our subsidiary, Wealthfront Strategies, LLC, serves as the investment adviser to the Wealthfront Treasury Money Market Fund. 1940 Act-registered investment products are subject to extensive regulation under the 1940 Act and the rules thereunder. Sponsoring a 1940 Act-registered investment product exposes us to additional legal, regulatory, and reputational risks that are distinct from those currently associated with our automated investment advisory business.
In addition, our role as investment adviser to a 1940 Act-registered investment product presents perceived or actual conflicts of interest with our current investment advisory clients, particularly with respect to additional revenue we earn through advisory fees. If clients or regulators believe that our operation of a 1940 Act-registered investment product raises conflicts of interest that are not appropriately mitigated in accordance with applicable law, our reputation and client trust may be adversely affected. We also may face competitive pressures from larger, more established sponsors of registered investment products, and there can be no assurance that our current or future investment products will attract or retain sufficient assets to be economically viable.
Any of the foregoing risks, if realized, could materially and adversely affect our business or financial condition.
Providing investment education tools could subject us to additional risks if such tools are construed to be investment advice or recommendations.
We provide clients with a variety of educational materials, investment tools, and financial news and information, such as our blog. Based on current law and regulations, we believe these services do not constitute investment advice or investment recommendations. If the law were to change or if a court or regulator were to interpret current law and regulations in a novel manner, we face a risk that these services could come to be considered to be investment advice. If services that we do not consider to be recommendations (such as educational materials, and our editorial offerings, including our blog) are construed as constituting investment advice or recommendations, we could be subject to examinations, inquiries, regulatory focus, or investigations by regulatory agencies.
To the extent our investment education tools, news, and information, or digital engagement practices are determined to constitute investment advice or recommendations and to the extent those recommendations fail to satisfy regulatory requirements, or we fail to know our clients, or improperly advise our clients, or if risks associated with advisory services otherwise materialize, we could be found liable for losses suffered by such clients, or could be subject to regulatory fines, penalties, and other actions such as business limitations, any of which could harm our reputation and business.
If we do not maintain the net capital levels required by regulators, our broker-dealer business may be restricted and we may be fined or subject to other disciplinary or corrective actions.
The SEC and FINRA have stringent rules or proposed rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. For example, Wealthfront Brokerage LLC, our broker-dealer subsidiary, is subject to Rule 15c3-1 under the Exchange Act, the Uniform Net Capital Rule, which specifies minimum capital requirements intended to ensure the general financial soundness and liquidity of broker-dealers, as well as Rule 15c3-3 under the Exchange Act, which requires broker-dealers to maintain a reserve account to ensure client securities are protected and accessible, even in cases of firm insolvency. A large operating loss or charge against net capital could have adverse effects on our ability to maintain or expand our business. Our failure to maintain the required net capital levels or client reserve levels or to protect client assets could potentially result in immediate suspension of securities activities, suspension or expulsion by the SEC or FINRA, restrictions on our ability to expand our existing business or to commence new businesses, and could ultimately lead to the liquidation of our broker-dealer subsidiary and winding down of our broker-dealer business. If such net capital rules are changed or expanded, if there is an unusually large charge against net capital, or if we make changes in our business operations that increase our capital requirements, operations that require an intensive use of capital could be limited. In addition, in December 2024, the SEC adopted amendments to Rule 15c3-3 that require certain broker-dealers, including Wealthfront Brokerage LLC, to increase the frequency with which they perform required customer reserve account calculations and funding from weekly to daily, and compliance is required by June 2026.
Risks Related to Our Mortgage Services
Our mortgage business depends on U.S. government-sponsored entities and government agencies, as well as our ability to comply with their guidelines and related investor requirements, and any changes in their roles or policies could materially and adversely affect our ability to market and sell mortgages.
We have begun to originate loans that are eligible for sale to Fannie Mae and Freddie Mac (collectively, the “GSEs”), which require us to satisfy standard GSE guidelines, in addition to any investor requirements. As a result, our ability to sell loans and access liquidity in the secondary market depends not only on the GSEs’ programs, guidelines, and capital markets activity, but also on the requirements of these intermediary investors.
Any disruption to the operations of the GSEs, whether due to regulatory reform, changes in conservatorship, or shifts in policy, could materially impact loan pricing, market access, and client demand. We may be sensitive to regulatory or structural changes that impact eligibility criteria, credit standards, servicing obligations, and fees. The Federal Housing Finance Agency, as conservator of the GSEs since 2008, continues to influence their market footprint and strategic direction. Although some GSE restrictions were suspended in 2021, future changes remain uncertain and may affect the GSEs’ willingness or ability to purchase loans with certain risk characteristics.

Additionally, failure to comply with GSE and agency guidelines, or with investor overlays, could subject us to penalties or loss of the ability to sell loans to certain investors. These guidelines and investor requirements may be updated unilaterally and without negotiation, requiring us to make operational adjustments. Increases in guarantee fees, changes to GSE capital rules, or a potential reduction or elimination of government involvement in the mortgage market could further increase our costs or reduce loan sale proceeds. Any such developments could significantly affect our mortgage origination and any servicing activities and harm our business, operating results, and financial condition, particularly if alternative market participants are unavailable on comparable terms.
Our reliance on a limited number of investor outlets could have a material adverse effect on our business.
Our business model depends heavily on our ability to sell or securitize the mortgage loans we originate through a small number of loan purchasers or aggregators. We have relied and expect to further rely on a few counterparties to purchase or securitize our loans. This concentration exposes us to significant counterparty risk, as our ability to sell loans, manage liquidity, and fund new originations is directly tied to the continued interest, capacity, and financial health of these few loan purchasers.
If any of these loan purchasers reduces their loan acquisitions, changes their underwriting or pricing criteria, or experiences operational or financial difficulties, we may be unable to sell loans on acceptable terms or at all. This could force us to hold loans on our balance sheet longer than intended, which would increase our exposure to credit and interest rate risk and potentially strain our liquidity and funding capacity.
Reduced competition among loan purchasers may also result in less favorable pricing, wider bid-ask spreads, and more stringent terms, which could negatively impact our profitability. Any disruption in our relationships with these limited loan purchasers, or any changes in their willingness or ability to acquire our loans, could materially and adversely affect our business, operating results, and financial condition. If we cannot access a sufficient number of investor outlets, our ability to fund new originations, manage liquidity, and achieve targeted execution prices could be materially and adversely affected.
We are exposed to credit risk arising from our mortgage product, expect to be exposed to credit risk as we develop mortgage products, and any defaults by our mortgage clients would result in harm to our business, operating results, and financial condition.
We are exposed to credit risk arising from our mortgage loan originations, and expect to be exposed to credit risk in the future as we develop mortgage products. Our mortgage origination processes rely on models, policies, and procedures to assess borrower creditworthiness and predict the likelihood of default. These models and processes are inherently limited and may not accurately capture all relevant risk factors, particularly for certain borrower types such as self-employed individuals or non-owner-occupants. These also include the risk of early payment default and early payoff, both of which may result in penalties or the obligation to return a portion of the compensation received on the sale of the loan. Further, we will face the risk of repurchase requests from investors if there are defects, inaccuracies, or misrepresentations in the loan file, or if the loan fails to meet required standards.
If our mortgage origination processes fail to accurately predict defaults, we and our third-party underwriting service providers may experience higher-than-expected credit losses, be required to repurchase loans, or face increased regulatory scrutiny and compliance costs. Inaccurate underwriting by our third-party service providers could also harm our reputation and adversely affect our ability to grow our business, which may harm our business, operating results, and financial condition.
Risks Related to Regulatory and Legal Matters
Our business is subject to extensive, complex, and changing laws and regulations, and related regulatory proceedings and investigations. Changes in these laws and regulations, or our failure to comply with these laws and regulations, could harm our business.

We are subject to a wide variety of local, state, federal, and international laws, regulations, licensing schemes, and industry standards. These laws, regulations, and standards govern numerous areas that are important to our business, and include, or might in the future include, those relating to: all aspects of the securities industry; financial services; investment advisory and brokerage services; money transmission; the origination, marketing (including customer referral and incentive programs), servicing, and collection of consumer debt; foreign exchange; payments services and products (such as payment processing, settlement services, and credit cards); derivatives; trading in shares and fractional shares; fraud detection; consumer protection; anti-money laundering; escheatment; sanctions regimes and export controls; and data privacy, data protection, and data security.
The substantial costs and uncertainties related to complying with these laws and regulations continue to increase, and our introduction of new products or services, expansion of our business into new jurisdictions or subindustries, acquisitions of other businesses that operate in similar regulated spaces, or other actions that we may take might subject us to additional laws, regulations, or other government or regulatory scrutiny. Regulations are intended to ensure the integrity of financial markets, to maintain appropriate capitalization of broker-dealers and other financial services companies, and to protect clients and their assets. These regulations could limit our business activities through capital, client protection, and market conduct requirements, as well as restrictions on the activities that we are authorized to conduct.
In addition, we are subject to evolving laws, regulations, policies, and international accords relating to matters beyond our platform, products and services, including, but not limited to, environmental sustainability, climate change, human capital, and employment matters. Compliance with such laws, regulations, and policies may require significant investment and expense. We have been, and in the future may be, subject to litigation if we fail to implement the necessary programs, frameworks, and principles for compliance, and our reputation, business, operating results, and financial condition may be adversely affected.
We operate in a highly regulated industry and, like all companies in our industry, we must adapt to frequent changes in laws and regulations, and face complexity in interpreting and applying evolving laws and regulations to our business, heightened scrutiny of the conduct of financial services firms, and increasing penalties for violations of applicable laws and regulations. Changing laws and regulations may impose onerous compliance requirements, which may adversely affect our cost of doing business and increase our compliance risk. Despite our efforts to comply with applicable legal requirements, we might fail to establish and enforce procedures that comply with these applicable legal requirements and regulations. Moreover, the nature of some of our products, such as our PLOC and Fully Paid Securities Lending (“FPSL”) program, may subject us to a higher level of regulatory scrutiny. As further discussed below, we might be adversely affected by new laws or regulations, changes in the interpretation of existing laws or regulations, or more rigorous enforcement. Our ability to offer certain products may also be impacted by actions taken by government regulators. There is a risk that regulators could request or require us to cease offering specific products or services. Such regulatory actions could lead to the suspension or termination of product offerings, which may result in increased compliance costs, financial losses, and negative publicity. We also might be adversely affected by other regulatory changes related to our obligations, or applicability, with regard to suitability of financial products, supervision, sales practices, application of fiduciary or best interest standards (including the interpretation of what constitutes an “investment recommendation” for the purpose of the SEC’s “Regulation Best Interest” and state securities laws) and best execution in the context of our business and market structure, any of which could limit our business, increase our costs, and damage our reputation.
New laws or regulations, or new interpretations of existing laws or regulations, could have a materially adverse impact on our ability to operate as currently intended, and cause us to incur significant expense in order to ensure compliance. If federal and state financial services regulators once again begin enforcing existing laws, regulations, and rules aggressively and enhancing their supervisory expectations regarding the management of legal and regulatory compliance risks, the resulting uncertainties regarding our compliance obligations would make our business planning more difficult and could result in changes to our business model and potentially adversely impact our business, operating results, and financial condition.
Proposals to change the statutes affecting financial services companies are frequently introduced in Congress and state legislatures that, if enacted, may affect their operating environment in substantial and unpredictable ways. In addition, numerous federal and state regulators and SROs have the authority to promulgate or change regulations that could have a similar effect on our operating environment. We cannot determine with any degree of certainty whether any such legislative or regulatory proposals will be enacted and, if enacted, the ultimate impact that any such potential legislation or implementing regulations, or any such potential regulatory actions by federal or state regulators, would have upon our business.
New laws, regulations, or policies, or changes in enforcement of existing laws or regulations applicable to our business, or reexamination of current practices, could adversely impact our profitability, limit our ability to continue existing or to pursue new business activities, require us to change certain of our business practices, affect retention of key personnel, or expose us to additional costs (including increased compliance costs and/or client remediation). These changes have in the past and may in the future require us to invest significant resources, and devote significant management attention, to make any necessary changes and could adversely affect our business, operating results, and financial condition. See “-Previous statements by lawmakers, regulators, and other public officials and proposed rules have signaled an increased focus on new or additional regulations that could impact our business and require us to make significant changes to our business model and practices” for additional risks relating to recent or proposed changes impacting the financial services business.
Broker-Dealer Regulations
As a broker-dealer, our wholly owned subsidiary Wealthfront Brokerage LLC is subject to extensive regulation by federal and state regulators and SROs, and is subject to laws and regulations covering all aspects of the securities industry. Federal and state regulators and SROs, including the SEC and FINRA, can, among other things, investigate, censure or fine Wealthfront Brokerage LLC, issue cease-and-desist orders, or otherwise restrict its operations, require changes to its business practices, platform, products, or services, limit its acquisition activities, or suspend or expel a broker-dealer or any of its officers or employees. Notably, the Exchange Act generally grants the SEC broad authority, including the power to bring civil or administrative proceedings to limit or restrict Wealthfront Brokerage LLC’s activities in the event of its failure to comply with federal securities laws. In addition, FINRA has adopted extensive regulatory requirements relating to registration of personnel, compliance and supervision, and compensation and disclosure, to which Wealthfront Brokerage LLC and its personnel are subject. Additionally, material expansions of the business in which Wealthfront Brokerage LLC engages are subject to approval by FINRA. This could delay, or even prevent, our ability to expand our securities and brokerage offerings in the future. The SEC, FINRA, and state securities commissions also have the authority to conduct periodic examinations of Wealthfront Brokerage LLC, and may also institute civil or administrative proceedings, in which they have the authority to seek civil money penalties, disgorgement and other sanctions on Wealthfront Brokerage LLC and its associated persons. Additional sanctions that may be imposed for failure to comply with applicable law include the prohibition of individuals from associating with a broker-dealer or other regulated entity, the suspension or revocation of registrations, disgorgement, civil money penalties, censures and other sanctions. Similarly, state attorneys general and other state regulators, including state securities and financial services regulators, can bring legal actions on behalf of the citizens of their states to assure compliance with state laws. In addition, criminal authorities such as state attorneys general or the U.S. Department of Justice may institute civil or criminal proceedings against Wealthfront Brokerage LLC for violating applicable laws, rules, or regulations. The failure by Wealthfront Brokerage LLC to comply with relevant regulations could therefore have a material adverse effect on our business, operating results, and financial condition.
Investment Adviser Regulations

Each of Wealthfront Advisers LLC and Wealthfront Strategies LLC is registered and subject to regulation as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), including the antifraud provisions of the Advisers Act and other federal securities laws, and the rules promulgated thereunder. The SEC is authorized to institute civil or administrative proceedings and impose sanctions for violations of the Advisers Act or other federal securities laws against an investment adviser or its supervised persons, ranging from the prohibition of individuals from associating with an investment adviser or other regulated entity, suspension or revocation of registrations, disgorgement, civil money penalties, censures and other sanctions. As investment advisers, Wealthfront Advisers LLC and Wealthfront Strategies LLC each have a fiduciary duty to their respective clients. The SEC has interpreted that fiduciary duty to impose standards, requirements, and limitations on, among other things: investment advice to clients, trading for proprietary, personal and client accounts; allocations of investment opportunities among clients; and execution of transactions. Each of Wealthfront Advisers LLC and Wealthfront Strategies LLC is also subject to additional requirements under the Advisers Act, including, among other things, requirements and restrictions relating to: maintenance of written, effective, and comprehensive compliance policies and procedures; maintenance of extensive books and records; disclosure of information to advisory business clients; restrictions on the types of fees it may charge; custody of client assets; client privacy; and marketing to clients. The SEC has authority to inspect any investment adviser and typically inspects a registered adviser periodically to determine whether the adviser is conducting its activities (i) in accordance with applicable laws, (ii) in a manner that is consistent with disclosures made to clients, and (iii) with adequate systems and procedures to ensure compliance. The failure of Wealthfront Advisers LLC or Wealthfront Strategies LLC to comply with relevant regulation could therefore have a material adverse effect on our business, operating results, and financial condition.
Mortgage-Related Regulations
Our loan origination and related activities are governed by a broad and evolving set of federal, state, and local laws and regulations. These requirements affect nearly every aspect of the operation of our mortgage business, including how we originate loans, the fees we may charge, compensation practices, and the handling of consumer personal information. We are required to comply with a wide range of consumer protection and financial services laws, such as the Truth in Lending Act, Real Estate Settlement Procedures Act, Equal Credit Opportunity Act, Fair Credit Reporting Act, Fair Housing Act, Home Mortgage Disclosure Act, and Gramm-Leach-Bliley Act, among others. These laws are complex, frequently amended, and subject to varying interpretations by courts and regulators.
Our mortgage business faces heightened scrutiny from multiple government agencies, especially the CFPB, which oversees both federal and state non-depository lenders and has supervisory authority over non-depository mortgage originators and servicers. If we fail to comply with CFPB regulations and guidance, we could face enforcement actions, fines, penalties, and other regulatory measures. Routine examinations by the CFPB and other agencies will increase our administrative and compliance costs and may affect the availability and cost of mortgage credit. The CFPB’s enforcement powers, including contract rescission or reformation, restitution, disgorgement, and civil money penalties, will create substantial supervisory risk.
In addition to federal oversight, we are and will be subject to state and local regulation. State attorneys general, regulators, and consumer protection offices have and will have authority to investigate complaints and initiate proceedings related to our activities. Any reduction in federal oversight, such as changes to the CFPB’s authority, could prompt states to increase their own regulatory and enforcement efforts. We will also be subject to periodic reviews by the GSEs, the Federal Housing Finance Agency, Ginnie Mae, the Federal Trade Commission, and the Department of Housing and Urban Development.
The costs of complying with these laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are high and likely to increase in the future, particularly as the degree of regulation increases, our business grows, and to the extent our geographic scope expands. The impact of these laws and regulations may disproportionately affect our business in comparison to our peers in the financial services industry that have greater resources. Any failure or perceived failure of compliance on our part to comply with the laws and regulations may subject us to significant liabilities or penalties, or otherwise adversely affect our business, operating results, and financial condition. Furthermore, it is possible that certain federal or state governmental agencies may seek to block or limit our platform or otherwise impose other restrictions that may affect the accessibility or usability of any or all our platform for an extended period of time or indefinitely.
Previous statements by lawmakers, regulators, and other public officials and proposed rules have signaled an increased focus on new or additional regulations that could impact our business and require us to make significant changes to our business model and practices.
Various lawmakers, regulators, and other public officials have previously made statements about the financial services industry, signaling an increased focus on new or additional laws or regulations that, if acted upon, could impact our business. Additionally, from time to time, we have received requests from regulators, including from the SEC, regarding our collection and uses of client data and related disclosures. While these requests have not resulted in any regulatory action or changes to our business, we may receive similar requests in the future that may result in further regulatory actions or changes to our business, which may have a negative impact on our business, operating results, and financial condition.
In September 2021, FINRA announced that it is reviewing firms’ use of social media marketing, including social media influencers, certain of whom we continue to utilize, and in February 2023, FINRA provided updated guidance about firms’ practices related to their acquisition of clients through social media channels, as well as firms’ sharing of clients’ usage information with affiliates and non-affiliated third parties. In light of this updated guidance, we narrowed the scope of our social media influencer and affiliate publisher programs. Any additional limits that FINRA might impose on our use of this marketing channel, or other regulatory changes limiting our ability to communicate with potential clients, could make it more difficult for us to attract new clients or retain and expand relationships with existing clients, resulting in slower growth.
To the extent that the SEC, FINRA, or other regulatory authorities or legislative bodies adopt additional regulations or legislation in respect of any of these areas or relating to any other aspect of our business, we could face a heightened risk of potential regulatory violations and could be required to make significant changes to our business model and practices, which changes might not be successful. Any of these outcomes could have an adverse effect on our business, operating results, and financial condition.
We are subject to anti-money laundering, anti-bribery, anti-corruption, and similar laws and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.
We are subject to anti-money laundering (“AML”) laws, anti-bribery and similar laws, such as the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the USA PATRIOT Act, U.S. Travel Act, and possibly other AML, anti-bribery, and anti-corruption laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees and their agents from making or offering improper payments or other benefits to government officials and others in the private sector. The FCPA or other applicable anti-corruption laws may also hold us liable for acts of corruption or bribery committed by our third-party business partners, representatives, and agents, even if we do not authorize such activities. As a public company, the FCPA separately requires that we keep accurate books and records and maintain internal accounting controls sufficient to assure management’s control, authority, and responsibility over our assets.
We have adopted policies and procedures and conduct training designed to prevent improper client or business relationships, transactions, payments, and other corrupt practices prohibited by applicable laws, but cannot guarantee that improprieties will not occur. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with specified persons, reputational harm, adverse media coverage, and other collateral consequences. Any investigations, actions, and/or sanctions could harm our reputation, business, operating results, and financial condition.
We are subject to anti-money laundering laws, countering the financing of terrorism (“CFT”) laws, and similar laws, and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.
We are subject to AML, CFT, and similar laws, such as the Bank Secrecy Act of 1970 (as amended from time to time, the “BSA”) and the USA PATRIOT Act, and possibly other AML and CFT laws in jurisdictions in which we conduct activities. We maintain an enterprise-wide program designed to ensure compliance with applicable AML and CFT laws and regulations, which includes policies, procedures, processes and other internal controls designed to identify, monitor, manage, and mitigate money laundering, terrorist financing and other illicit financial crimes risks. However, we cannot provide any assurance that our compliance program will be effective in ensuring compliance with all applicable AML and CFT laws and regulations. Any failure to comply with AML and CFT laws and regulations could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with specified persons, reputational harm, adverse media coverage, and other collateral consequences. Any investigations, actions, or sanctions could harm our reputation, business, operating results, and financial condition.
We are subject to governmental economic sanctions requirements and export and import controls that could subject us to liability if we are not in compliance with applicable laws.
Our platform and associated products are subject to various restrictions under applicable economic and trade sanctions laws and regulations, including those administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council, and other relevant sanctions authorities. These laws and regulations include restrictions or prohibitions on the sale or supply of certain products, technology, and services to prohibited countries, governments, persons, and entities and require authorization for the export of certain services.
These laws and regulations may undergo changes or updates in the future, which could limit our ability to distribute our platform or subject us to liability. Our failure to comply with these laws and regulations may expose us to reputational harm as well as significant penalties, including criminal fines, imprisonment, civil fines, disgorgement of profits, injunctions, and debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive. Despite our compliance efforts and activities, we cannot assure compliance by our employees or representatives for which we may be held responsible, and any such violation could substantially harm our reputation, business, operating results, and financial condition.
We have in the past been, and may in the future become, involved in litigation and regulatory inquiries, examinations, or proceedings that could negatively affect us.
From time to time, we have been, and in the future we may be, involved in various legal, administrative, and regulatory proceedings, claims, demands, and investigations relating to our and our subsidiaries’ business, which may include claims with respect to regulatory compliance, commercial liability, intellectual property, employment and other matters. Regulatory bodies that govern our business operations often conduct investigations in the ordinary course of their oversight of businesses such as ours. Such matters, or matters raised by other administrative bodies, can become time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Any such matters may result in fines and media coverage that could create negative publicity for our company, which may adversely impact our business, operating results, and financial condition. For example, in December 2018, our subsidiary Wealthfront Advisers LLC entered into a settlement with the SEC in connection with an investigation regarding compliance with certain applicable investment advisory regulations and the application of those regulations to robo-advisers. In connection with this settlement, this subsidiary was required to pay a substantial fine, and resulting media coverage of the investigation and settlement created negative publicity for our company. Because litigation and the outcome of regulatory proceedings and investigations are inherently unpredictable, it is possible that our business, operating results, or financial condition could be negatively affected by an unfavorable resolution of one or more of such proceedings, claims, demands, or investigations.
Risks Related to Our People
We rely on our management team and other key employees and will need additional personnel to grow our business, and the loss of one or more key employees or our inability to attract and retain qualified personnel, including members of our board of directors, could harm our business.
Our future success is dependent, in part, on our ability to hire, integrate, train, manage, retain, and motivate the members of our management team and other key employees throughout our organization as well as members of our board of directors. The loss of key personnel, including David Fortunato, our Chief Executive Officer, as well as certain of our key product, finance, support, network development, people team, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business.
We expect to continue to increase headcount and to hire more specialized personnel as we grow our business. We may need to invest significant amounts of cash and equity to attract new employees or retain employees, and we may never realize returns on these investments. We also will need to continue to hire, train, and manage additional qualified engineers, product development, design, financial experts, operations, compliance, and marketing staff, and improve and maintain our technology to properly manage our growth. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating these new employees, or if we are not successful in retaining our existing employees, our business, operating results, and financial condition may be harmed.
Further, competition for highly skilled personnel is intense, especially in the San Francisco Bay area where we have a substantial presence and need for highly skilled personnel, and we may not be successful in hiring or retaining qualified personnel to fulfill our current or future needs. More generally, the financial services industry is also subject to substantial and continuous competition for software engineers, computer scientists, and other technical personnel. We may be required to provide more training to our personnel than we currently anticipate. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, overall macroeconomics, and workforce participation rates. Should our competitors recruit our employees, our level of expertise and ability to execute our business plan would be negatively impacted.
Additionally, many of our key personnel are vested in a substantial number of shares of our common stock, RSUs, or stock options. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested RSUs or options have significantly appreciated in value relative to the original purchase prices of the shares, exercise price of the options, or grant date values of the RSUs, or, conversely, if the exercise price of the options that they hold are significantly above the trading price of our common stock.
Moreover, many of the companies with which we compete for experienced personnel have greater resources than we have. Our competitors also may be successful in recruiting and hiring members of our management team, product development team, engineering team, or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. We have been in the past, and may be in the future, subject to allegations that employees we hire have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such employees’ inventions or other work product, or that they have been hired in violation of non-compete provisions or non-solicitation provisions.

In addition, job candidates and existing employees often consider the value of the equity awards and other compensation they receive in connection with their employment. If the perceived value of our compensatory package declines or is subject to significant value fluctuations, it may adversely affect our ability to attract and retain highly skilled employees. We may also change the composition of our compensation package to employees, including the amount or ratio of cash and equity compensation. Any increases to the amount of cash compensation will increase our cash expenditures, which may impact our business, operating results, and financial condition. Further, our competitors may be successful in recruiting and hiring members of our management team or other key employees as well as directors, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. In recent years, the increased availability of hybrid or remote working arrangements has expanded the pool of companies that can compete for our employees and employment candidates. Our employment relationships with our U.S.-based employees are on an “at-will” basis, meaning our employees are able to terminate their employment with us at any time. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be severely harmed.
If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion, and focus on client satisfaction that we believe contribute to our success, and our business, operating results, and financial condition may be adversely impacted.
We believe that our corporate culture has been vital to our success, including in attracting, developing and retaining personnel, as well as our clients. As we continue to grow and face industry challenges, it may become more challenging to maintain that culture. If we are unable to maintain our corporate culture, we could lose the innovation, passion and dedication of our team that has been integral to our business, in which case our platform, products, and services and our ability to focus on our corporate objectives may suffer, and our business, operating results, and financial condition could be adversely impacted.
Risks Related to Our Platform, Systems, and Technology
Problems with the quality of, or disruptions in, our platform, products and services could adversely impact our brand and reputation and our business, operating results, and financial condition.
Our reputation and ability to attract and retain clients and grow our business depend on our ability to operate our platform at high levels of reliability and performance. Our platform, products, and services rely on proprietary software. Our systems and the systems of third parties that we rely on for certain key functions have experienced from time to time, and may experience in the future, service interruptions or degradation, which may occur because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, insider threats, break-ins, sabotage, human error, vandalism, earthquakes, hurricanes, floods, fires and other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. In addition, extraordinary client usage of our platform in the past has and may in the future cause our systems to operate at an unacceptably slow speed or even fail, temporarily or for a more prolonged period of time, which would affect our ability to process transactions and potentially result in some slower response times and delays in client actions, incomplete or inaccurate accounting, recording or processing of client instructions and orders, loss of client information, increased demand on limited client support resources, client claims, complaints with regulatory organizations, lawsuits, or enforcement actions. Although we currently have a business continuity and disaster recovery plan in place, it may not be sufficient nor do our systems provide absolute assurance of complete redundancy of data storage or processing. We cannot guarantee that our policies and procedures will be adequate to detect all issues that could interfere with, or weaken the efficiency and quality of, our platform, products, and services. Additionally, an inability to cure a defect could result in significant software re-engineering expenses.

Because our business is subject to regulation, frequent or persistent interruptions could also lead to regulatory scrutiny, significant fines and penalties, and mandatory changes to our business practices which could require significant expense and resources to implement and maintain, and ultimately could cause us to lose existing licenses or relationships that we need to operate or prevent or delay us from obtaining additional licenses that may be required for our business. Moreover, to the extent that any system failure or similar event results in damages to our clients or their business partners, these clients or partners could seek significant compensation or contractual penalties or damages from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.
In addition, we are continually improving and upgrading our information systems and technologies, including in connection with the introduction of new products and services and other efforts taken in connection with expanding our business. Implementation of new systems and technologies is complex, expensive, time-consuming, and may not be successful, and in certain instances the efforts by our engineering team to modify and extend our systems may inadvertently introduce bugs or other system errors. If we fail to timely and successfully implement new information systems and technologies, or effectively improve and upgrade our existing information systems and technologies or otherwise improve the efficiency of our systems, including in order to prevent or quickly address potential platform outages caused by such updates, or if such systems and technologies do not operate as intended, it could cause system interruptions and delays and could have an adverse impact on our internal controls (including internal controls over financial reporting), as well as our business, operating results, and financial condition.
We currently rely on a small number of third-party service providers to provide important services to us, and any interruptions or delays in services from these third parties could impair the delivery of our platform, products and services and adversely impact our business, operating results, and financial condition.
We use a combination of third-party services and other vendors located in the United States. Such third- parties provide services to key aspects of our operations, including brokerage clearing services (which we depend on in order to be able to settle client trades and engage in lending), banking services, services necessary to facilitate compliance with various regulatory requirements (such as tax reporting), data processing, data storage, administrative platforms, online interfaces and services, internet connections, server hosting, and network access. We do not control the operation, physical security, or data security of any of the third-party providers we rely upon. Despite our efforts to use commercially reasonable diligence in the selection and retention of such third-party providers, and although we may have indemnification and other contractual provisions designed to allocate risks with such providers, such efforts may be insufficient or inadequate to prevent such risks, and these services are subject to decisions of our third-party service providers, including the potential closure of facilities without adequate notice, and their facilities and systems may be subject to hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, insider threats, break-ins, sabotage, human error, vandalism, pandemics, earthquakes, hurricanes, floods, fires and other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. Additionally, any failure or security breaches by one or more of our third-party service providers that results in an interruption in service, unauthorized access, misuse, loss or destruction of data, or other similar occurrences could interrupt our business, cause us to incur losses, result in decreased client satisfaction and increased client attrition, subject us to client complaints, significant fines, litigation, disputes, claims, regulatory investigations, or other inquiries, and harm our reputation. In addition, there is no assurance that our third-party service providers will be able to continue to provide their services to meet our current needs in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs in the future.
Our success depends in part upon continued distribution through app stores and effective operation with mobile operating systems, networks, technologies, products, hardware, and standards that we do not control.

A substantial amount of our clients’ activity on our platforms occurs on mobile devices. We are dependent on the interoperability of our app with popular mobile operating systems, networks, technologies, products, hardware, and standards that we do not control, such as the Android and iOS operating systems. Any changes, bugs, or technical issues in such systems, new generations of mobile devices or new versions of operating systems, or changes in our relationships with mobile operating system providers, device manufacturers, or mobile carriers, or in their terms of service or policies that degrade the functionality of our app, reduce or eliminate our ability to distribute applications, give preferential treatment to competitive products, limit our ability to target or measure the effectiveness of applications, or impose fees or other charges related to our delivery of our application could adversely affect client usage of the Wealthfront app. For example, from time to time we may experience delays in our ability to launch products or update features on our platforms as a result of prolonged app store review processes. Further, we are subject to the standard policies and terms of service of these operating systems, as well as policies and terms of service of the various application stores that make our application and experiences available to our developers, creators and clients. These policies and terms of service govern the availability, promotion, distribution, content, and operation generally of applications and experiences on such operating systems and stores. Each provider of these operating systems and stores has broad discretion to change and interpret its terms of service and policies with respect to our platforms and those changes might be unfavorable to us and our clients’ use of our platform. If we were to violate, or an operating system provider or application store believes that we have violated, its terms of service or policies, that operating system provider or application store could limit or discontinue our access to its operating system or store. Any limitation or discontinuation of our access to any third-party platform or application store could adversely affect our business, operating results, or financial condition.
Additionally, in order to deliver a high-quality mobile experience for our clients, it is important that our products and services work well with a range of mobile technologies, products, systems, networks, hardware and standards that we do not control. We need to continuously modify, enhance, and improve our platform, products, and services to keep pace with changes in internet-related hardware, mobile operating systems, and other software, communication, browser, and database technologies. We might not be successful in developing products that operate effectively with these technologies, products, systems, networks, or standards or in bringing them to market quickly or cost-effectively in response to market demands. If our clients choose not to update our app to the latest version, or if it is otherwise difficult for them to access or use our app on their mobile devices, or if they use mobile products that do not offer access to our app, our client growth and engagement could be adversely affected and our revenues might decline. In addition, if our clients use older versions of our app it may result in client complaints and regulatory inquiries that could lead to arbitration claims or regulatory sanctions.
We rely on third-party data hosting providers and colocation data centers to host and operate our platform, and any disruption of or interference with our use of these services and facilities may negatively affect our ability to maintain the performance and reliability of our platform, which could cause our business, operating results, and financial condition to suffer.
Our clients depend on the continuous availability of our platform, products, and services. We currently host our platform and serve our clients using a mix of third-party data hosting providers and our data centers, hosted in colocation facilities. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. We have experienced, and expect that in the future we may experience, interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints.
The following factors, many of which are beyond our control, can affect the delivery, availability, and the performance of our platform, products, and services:
•the development and maintenance of the infrastructure of the internet;

•the performance and availability of third-party providers of data hosting services with the necessary speed, data capacity, and security for providing reliable internet access and services;
•decisions by the owners and operators of the data centers where our cloud infrastructure is deployed to terminate our contracts, discontinue services to us, shut down operations or facilities, increase prices, change service levels, limit bandwidth, declare bankruptcy, or prioritize the traffic of other parties;
•physical or electronic break-ins, acts of war or terrorism, human error or interference (including by disgruntled employees, former employees, or contractors), and other catastrophic events;
•cyberattacks, including denial of service attacks, targeted at us, our data centers, or the infrastructure of the internet;
•failure by us to maintain and update our cloud and physical infrastructure to meet our data capacity requirements;
•errors, defects, or performance problems in our software, including third-party software incorporated in our software;
•the failure of our redundancy systems, in the event of a service disruption at one of our data centers, to provide failover to other data centers in our data center network; and
•the failure of our or our service providers’ disaster recovery and business continuity arrangements.
The adverse effects of any service interruptions on our reputation, business, operating results, and financial condition may be disproportionately heightened due to the nature of our business. Interruptions or failures in the delivery of our products and services could result in a cyberattack or other security threat to us or to one of our clients during such periods of interruption or failure. Additionally, interruptions or failures in our service could cause clients to end their use of our platform, products, and services, and harm our ability to attract new clients. We have experienced, and may in the future experience, service interruptions and other performance problems due to a variety of factors. The occurrence of any of these factors, or if we are unable to rapidly and cost-effectively fix such errors or other problems that may be identified, could damage our reputation, negatively affect our relationship with our clients, or otherwise harm our business, operating results, and financial condition.
We are incorporating, and may in the future further incorporate, AI Technologies into some of our internal processes. These technologies may present business, compliance, and reputational risks.
Currently, we primarily use artificial intelligence (“AI”) tools from third-party vendors in certain of our internal processes to help increase employee efficiency and productivity and to optimize software coding, and we may decide to expand our use of AI in the future. Our financial planning product leverages an internally-developed AI model for classifying transactions in linked accounts, which are non-Wealthfront accounts that a client can choose to link to their Wealthfront account to view all of their financial accounts in one place, and when clients open a Wealthfront Brokerage LLC account, we use internally-developed AI models to evaluate fraud risk. These internally-developed AI models rely on client data. As with many new and emerging technologies, AI presents numerous risks and challenges that could adversely affect our business. If we fail to keep pace with rapidly evolving AI technological developments, including machine learning and automated decision-making technologies (“AI Technologies”), especially in the financial technology sector, our competitive position and business results may suffer. We expect that increased investment will be required in the future to continuously improve our use of AI Technologies.
We do not currently use other AI models in the automated financial services we offer nor do we currently intend to develop new AI models for use in the automated financial services we offer, though we may decide in the future to develop new AI models when appropriate. The introduction and use of AI Technologies, particularly generative AI, into new or existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our reputation, as well as our business, operating results, and financial condition. For example, AI Technologies can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading, or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could negatively impact our clients, harm our reputation and business, and expose us to liability.
Laws, regulations or industry standards that develop in response to the use of AI may be burdensome or may restrict our ability to use, develop, or deploy AI, particularly generative AI Technologies, in our products or processes to the extent we may choose to do so in the future, or our efforts to expand our business. For example, California enacted a number of new laws in 2024 that regulate the use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high risk” AI Technologies to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions. Moreover, we are subject to a number of current sector-specific laws and regulations that may be implicated by our use of AI Technologies. For example, if we use AI or machine learning tools in fraud detection, and it becomes clear that the data that was used to train those models was biased, we could be accused of engaging in unfair, deceptive, or abusive practices in violation of the Dodd-Frank Act (as defined below) and the regulations thereunder. It is also possible that the AI Technologies we use may, or may be viewed as, having unintended biases or discriminatory outcomes, exposing us to risks that we have discriminated against persons belonging to a protected class. Any resulting investigation or litigation could have an adverse impact on our operating results and financial condition due to the associated costs and any related fines, and could also have an adverse impact on our client relationships.
We also use AI Technologies from third parties, which may include open source software, but such use of third-party models is limited to using generative AI in internal tools to increase productivity. If we are unable to maintain rights to use these AI Technologies on commercially reasonable terms, or if any such third-party AI tools become incompatible with our platform, we may be forced to acquire or develop alternate AI Technologies, which may limit or delay our ability to provide competitive offerings and may increase our costs. These AI Technologies also may incorporate data from third-party sources, which may expose us to risks associated with data rights and protection. The legal and regulatory landscape surrounding AI Technologies is rapidly evolving and uncertain, including with respect to intellectual property ownership and license rights, cybersecurity, and data protection laws, among others, and has not yet been fully addressed by courts or regulators. The evolving legal, regulatory, and compliance framework for AI Technologies may also impact our ability to protect our own data and intellectual property against infringing use.
Risks Related to Our Intellectual Property
Failure to obtain, maintain, protect, or enforce our intellectual property and proprietary rights could enable others to copy or use aspects of our platform without compensating us, which could harm our brand, business, and operating results.
We rely on a combination of patent, trademark, copyright, and trade secrets laws, and contractual provisions, including confidentiality agreements, to establish and protect our intellectual property and proprietary technology, including from unauthorized use or disclosure by our clients, third-party partners, vendors, employees, and consultants. However, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our platform or obtain and use information we regard as proprietary. There can be no assurance that our intellectual property rights will be sufficient to protect against our competitors gaining access to our proprietary technology or developing and commercializing substantially identical products, services, or technologies, which could adversely affect our business, operating results, and financial condition. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain, which may lead to increased costs and risks surrounding the prosecution, validity, ownership, enforcement, and defense of our issued patents, patent applications, and other intellectual property rights.
Valid patents may not be issued for our pending or future patent applications, and the claims allowed on any issued patents may not be sufficient to protect our technology or platform. Any issued patents that we have or may obtain may be challenged or circumvented, invalidated, or held unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings) or litigation, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. In addition, there may be issued patents held by third parties of which we are not aware, that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or products. There may also be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or products. Patent applications in the United States are typically not published until at least 18 months after filing, or, in some cases, not at all, and publications of discoveries in industry-related literature lag behind actual discoveries. We cannot be certain that we were the first to make the inventions claimed in our pending patent applications or that we were the first to file for patent protection. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Recent changes to patent laws in the United States may also bring into question the validity of certain software patents and may make it more difficult and costly to prosecute patent applications.
We enter into confidentiality agreements or other agreements that contain confidentiality provisions with our employees, consultants, vendors, and clients, and limit access to and distribution of our proprietary information. However, such agreements may not be enforceable in full or in part in all jurisdictions and no assurance can be given that such agreements will be effective in controlling access to, or distribution, use, misuse, misappropriation, reverse-engineering, or disclosure of our proprietary information, know-how, and trade secrets. In addition, any breach of these agreements could negatively affect our business and our remedy for such breach may be limited. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our platform, products, and services. As such, we cannot guarantee that the steps taken by us to prevent unauthorized access, use, disclosure, and distribution of our proprietary information will prevent misappropriation of our technology.
We currently pursue, and may in the future pursue, the registration of our patents, copyrights, trademarks, service marks, and domain names in the United States and in certain foreign jurisdictions. These application processes are expensive and may not be successful in all jurisdictions or for every such application, and we may not pursue such protections in all jurisdictions that may be relevant, for all our goods or services, or in every class of goods and services in which we operate. Additionally, we may not be able to obtain, maintain, protect, exploit, defend, or enforce our intellectual property rights in jurisdictions in which we currently or may in the future operate. For example, effective trade secret protection may not be available in every country in which our products are or will be available or where we have employees or independent contractors. The loss of trade secret protection could make it easier for third parties to compete with our platform, product, and services by copying functionality. In addition, any changes in the trade secret, employment, and other intellectual property laws in any country in which we may potentially operate may compromise our ability to enforce our trade secrets and other intellectual property rights. The legal systems of certain foreign countries do not favor the enforcement of patents, trademarks, copyrights, trade secrets, and other intellectual property and proprietary protection, which could make it difficult for us to prevent or stop any infringement, misappropriation, dilution, or other violation of our intellectual property rights. If we fail to maintain, protect, and enhance our intellectual property rights, our brand, business, operating results, and financial condition may be harmed.
From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Protecting our intellectual property rights, both as a defendant and plaintiff, as applicable, through litigation in the United States and potentially internationally may entail significant time and expense. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results, and financial condition. If we are unable to protect our proprietary rights, including aspects of our software and platform protected other than by patent rights, we will find ourselves at a competitive disadvantage to others who need not incur the expense, time, and effort required to create our platform and other innovative products that have enabled us to be successful to date. Moreover, we may in the future need to expend additional resources to defend our intellectual property rights in foreign countries, and our inability to do so could impair our business.
Third parties have claimed, and may claim in the future, that aspects of our platform or website infringe, misappropriate, or otherwise violate their intellectual property rights and such claims could be time-consuming or costly to defend or settle, result in the loss of significant rights, or harm our relationships with our clients or reputation in the industry.
Our success depends, in part, on our ability to develop and commercialize our platform, products, and services without infringing, misappropriating, or otherwise violating the intellectual property rights of third parties. However, we may not be aware that aspects of our platform, products, or services are infringing, misappropriating, or otherwise violating third-party intellectual property rights and such third parties may bring claims alleging that our current or future platform capabilities, products, and services infringe their intellectual property rights. Such claims may also result in legal claims against our third-party partners and our clients. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such claims will not have an adverse effect on our business, operating results, or financial condition. These claims may be time consuming, costly to defend or settle, damage our brand and reputation, harm our client relationships, and create liability for us. Contractually, we are expected to, and generally do agree to, indemnify our partners for certain expenses or liabilities they may incur as a result of any such third-party intellectual property infringement claims associated with our platform. In addition, to the extent that any claim arises as a result of third-party technology we have licensed for use in our platform, we may be unable to recover from the appropriate third party any expenses or other liabilities that we incur and may be forced to discontinue our use of such third-party technology. We expect the number of such claims (whether warranted or not) to increase, particularly as a public company with an increased profile and visibility, as our platform, the number of products and services we offer, and the level of competition in our market grows, as the functionality of our platform overlaps with that of other products and services, and as the volume of issued software patents and patent applications continues to increase.
Companies in the financial services and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks, and trade secrets and frequently engage in litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, patent holding companies, non-practicing entities, and other adverse patent owners that are not deterred by our existing intellectual property protections may seek to assert patent claims against us. Third parties have and may, in the future, assert patent, copyright, trademark, or other intellectual property rights against us, our third-party partners, or our clients. We have received, and we may in the future receive, notices that claim we have misappropriated, misused, or infringed other parties’ intellectual property rights. As we gain greater market visibility, we may face a higher risk of being the subject of intellectual property infringement claims.

There may be third-party intellectual property rights, including issued or pending patents and trademarks, that cover significant aspects of our technologies or business methods and assets. In the event that we engage engineers or other personnel who were previously engaged by competitors or other third parties, we may be subject to claims that those personnel have inadvertently or deliberately incorporated proprietary technology of third parties into our products or have otherwise improperly used or disclosed trade secrets or other proprietary information. We may also in the future be subject to claims by our third-party partners, employees, or contractors asserting an ownership right in our patents, patent applications, or other intellectual property rights as a result of the work they performed on our behalf. In addition, we may lose valuable intellectual property rights or personnel.
Further, licensing technologies from third parties exposes us to increased risk of being the subject of intellectual property infringement claims due to, among other things, our lower level of visibility into the development process with respect to such technology and the care taken to safeguard against infringement risks. We cannot be certain that our licensors do not or will not infringe on the intellectual property rights of third parties or that our licensors have or will have sufficient rights to the licensed intellectual property in all jurisdictions in which we may offer our platform.
In addition, we may use AI Technologies, including tools provided by third parties, to assist in the development of our own software code. While use of such tools makes our development process more efficient, AI Technologies have sometimes generated content that is “substantially similar” to proprietary or open source software code on which the AI tool was trained. If the AI Technologies we use generate code that is too similar to other proprietary code, or to software processes that are protected by patents, we could be subject to intellectual property infringement claims. We may also not be able to anticipate and detect security vulnerabilities in such AI-generated software code. If our tools generate code that is too similar to open source code, we risk losing protection of our own proprietary code that is commingled with such code. Further, to the extent we use third-party AI Technologies to develop software code, the terms of use of these tools may state that the third-party provider retains rights in the generated code. A number of aspects of intellectual property protection in the field of AI are currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI Technologies and relevant system input and outputs. The law is also uncertain across jurisdictions regarding the copyright ownership of content that is produced in whole or in part by generative AI tools. If we fail to obtain protection for the intellectual property rights concerning our products which incorporate AI Technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products which could adversely affect our reputation, business, operating results, financial condition, and future prospects.
Any intellectual property claims, whether with or without merit, could be very time-consuming, could be expensive to settle or litigate, and could divert our management’s attention and other resources, even if such claims do not result in litigation or are resolved in our favor. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights, and may require us to indemnify our clients for liabilities they incur as a result of such claims. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. These claims could also result in our having to stop using technology found to be in violation of a third party’s rights. We might be required to seek a license for the applicable third-party intellectual property rights, which may not be available on reasonable terms or at all. Even if a license was available, we could be required to pay significant royalties, which would increase our operating expenses, or we could be required to develop alternative non-infringing technology, which may require significant time, effort, and expense, and may affect the performance or features of our platform. If we cannot license or develop alternative non-infringing substitutes for any infringing technology used in any aspect of our business, we may be forced to limit or stop offering our platform, products, and services and may be unable to compete effectively. Moreover, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, relating to our intellectual property rights, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Any of these results would adversely affect our business, operating results, and financial condition.
We enter into licensing arrangements for certain of our products, and our inability to maintain those licenses could harm our business.
We currently rely on or incorporate, and will in the future rely on or incorporate, technology that we license from third parties, including software, into our platform, products, and services. If we are unable to continue to use or license these technologies on reasonable terms, or if these technologies become unreliable, unavailable, or fail to operate properly, we may not be able to secure adequate alternatives in a timely or cost-effective manner or at all, and our ability to offer our platform, products, and services and remain competitive in our market would be harmed. Some of our third-party license agreements may be terminated by our licensors for convenience, or otherwise provide for a limited term. If we are unable to continue to license technology because of intellectual property infringement claims brought by third parties against our licensors or against us, or if we are unable to continue our license agreements or enter into new licenses on commercially reasonable terms, our ability to develop and offer solutions and services containing or dependent on that technology would be limited, and our business, including our financial conditions, cash flows, and operating results, could be harmed. Additionally, if we are unable to license technology from third parties, we may be forced to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner, or at all, and may require us to use alternative technology of lower quality or performance standards. This could limit or delay our ability to offer new or competitive solutions and increase our costs. Third-party software we rely on may be updated infrequently, unsupported, or subject to vulnerabilities that may not be resolved in a timely manner, any of which may expose our solutions to vulnerabilities. Any impairment of the technologies of or our relationship with these third parties could harm our business, operating results, and financial condition.
Some of our technology incorporates “open source” software, which could under certain circumstances materially and adversely affect our ability to offer our platform, products, and services and subject us to possible litigation.
Certain software used within our platform, products, and services is, and certain software of our clients, third-party partners, and vendors, may be, derived from “open source” software that is made generally available to the public by its authors or other third parties. Open source software is made available under licenses that in some instances may subject us to certain unfavorable conditions, including requirements that we offer our proprietary software, or portions of our proprietary software, which incorporates or links to such open source software, for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using such open source software, and that we license such modifications or derivative works under the terms of the applicable open source licenses.
Our platform contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to offer our products and services. The use and distribution of open source software may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code, which licensors are not typically required to maintain and update, and licensors can change the license terms on which they offer the open source software without notice. In addition, some open source projects have known vulnerabilities and architectural instabilities and are provided on an “as-is” basis which, if not properly addressed, could negatively affect the performance of our platform. Although we monitor our use of open source software in an effort to comply with the terms of the applicable open source licenses, to avoid subjecting our platform, products, and services to conditions we do not intend, and to avoid subjecting our platform, products, and services to security vulnerabilities, many of the risks associated with use of open source software cannot be eliminated and such risks could materially adversely affect our business, operating results, and financial condition, as well as our reputation, including if we are required to take remedial action that may divert resources away from our development efforts.
Our use and distribution of certain software is subject to open source licenses that may require that we make certain source code publicly available. If we combine and distribute our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the combined source code of our proprietary software to the public, under terms authorizing further modification and redistribution, or otherwise be limited in the licensing of our offerings, each of which could provide an advantage to our competitors or other entrants to the market, create security vulnerabilities in our platform, require us to re-engineer all or a portion of our platform, and reduce or eliminate the value of our platform. Any efforts to re-engineer all or a portion of our platform could result in potentially prolonged periods of reduced usability and accessibility of our platform, which in turn would adversely affect our business, operating results, and financial condition.
On occasion, companies that use open source software have faced claims challenging their use of open source software or compliance with open source license terms. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in ways that could impose unanticipated conditions or restrictions on our ability to commercialize any offerings incorporating such software. Moreover, we cannot guarantee that we have not incorporated open source software in our platform in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures, or that our processes for controlling our use of open source software in our platform are or will be effective. From time to time, we may face claims from third parties asserting ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims, regardless of validity, could result in time consuming and costly litigation, divert management’s time and attention away from developing the business, expose us to client indemnity claims, or force us to disclose source code. Litigation could be costly for us to defend, result in our paying damages or entering into unfavorable licenses, have a negative effect on our operating results and financial condition, or cause delays by requiring us to devote additional research and development resources to modify our platform, products, and services.
Risks Related to Cybersecurity and Data Privacy
Our business could be materially and adversely affected by a cybersecurity breach or other attack involving our computer systems or data or those of our clients, our third-party service providers, or such service providers’ vendors.
Our systems and those of our clients and third-party service providers have been and might in the future be vulnerable to cybersecurity issues. We, like other financial technology companies, and certain of our third-party service providers, are routinely subject to cybersecurity threats and our technologies, systems, and networks have been and might in the future be subject to attempted cybersecurity attacks. Such issues are increasing in frequency and evolving in nature, including through employee and contractor theft or misuse, social engineering/phishing, denial-of-service attacks, malware (including ransomware), and human or technological error, and including from diverse threat actors, such as sophisticated nation-state and nation-state-supported actors, opportunistic hackers, and hacktivists engaging in attacks. The operation of our platform involves the use, collection, storage, sharing, disclosure, transfer, and other processing of client information, including personal data. Security breaches and other security incidents could expose us to a risk of loss or exposure of this information, which could result in potential liability, investigations, regulatory fines, penalties for violation of applicable laws or regulations, litigation, and remediation costs, as well as reputational harm. As the breadth and complexity of the technologies we use and the software and platforms we develop continue to grow, the potential risk of security breaches and cybersecurity attacks increases.

Cybersecurity attacks and other malicious internet-based activity continue to increase and financial technology platform providers have been and expect to continue to be targeted. We might be a particularly attractive target of attacks seeking to access client data or assets and might in the future experience adverse effects relating to real or perceived security incidents, whether or not related to the security of our platform or systems. The increasing sophistication and resources of cyber criminals and other non-state actors and increased actions by nation-state actors, including their techniques and tools-such as AI-that circumvent security controls, evade detection, and remove forensic evidence, make it difficult to keep up with new threats and detect, investigate, remediate or recover from a future breach of security. Additionally, there is an increased risk that we might experience cybersecurity-related incidents as a result of any of our employees, service providers, or other third-parties working remotely on less secure systems and environments. Further, we have in the past integrated, and may in the future integrate, the technologies of companies we acquire. As such, we may assume liabilities for breaches experienced by the companies we acquire to the extent they have cybersecurity vulnerabilities or unsophisticated security measures that expose us to significant cybersecurity, operational, and financial risks. Moreover, any integration of AI in our or any service providers’ operations, products, or services is expected to pose new or unknown cybersecurity risks and challenges. While we take significant efforts to protect our systems and data, including establishing internal processes and implementing technological measures designed to provide multiple layers of security, our safety and security measures may not be fully implemented or complied with or might be insufficient to prevent damage to, or interruption or breach of, our information systems, data (including personal data), and operations. We and certain of our third-party service providers are routinely subject to cybersecurity threats and our technologies, systems, and networks have been and might in the future be subject to attempted cybersecurity attacks. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future.
Furthermore, to the extent the operation of our systems relies on our third-party service providers, through either a connection to, or an integration with, third parties’ systems, the risk of cybersecurity attacks and loss, corruption, or unauthorized access to or publication of our information or the confidential information and personal data of clients and employees might increase. Third-party risks might include insufficient security measures, data location uncertainty, and the possibility of data storage in inappropriate jurisdictions where laws or security measures might be inadequate. Our ability to monitor, and our resources to optimize integration with, third-party service providers’ data security practices may not be adequate. These third-party risks might be exacerbated as our resources are spread across multiple public cloud service providers. Although we generally have agreements relating to cybersecurity and data privacy in place with our third-party service providers, such agreements might not prevent the accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of, or modification of data (including personal data) and/or might not enable us to obtain adequate (or any) reimbursement from our third-party service providers in the event we should suffer any such incidents. Due to applicable laws and regulations or contractual obligations, we could be held responsible for any information security failure or cybersecurity attack attributed to our vendors as they relate to the information we share with them. A vulnerability in a third-party service provider’s software or systems, a failure of our third-party service providers’ safeguards, policies or procedures, or a breach of a third-party service provider’s software or systems could result in the compromise of the confidentiality, integrity, or availability of our systems or the data housed in our third-party solutions. Additionally, we could also be exposed to information security vulnerabilities or failures at third parties’ vendors that could also impact the security of our data, and we may not be able to effectively directly monitor or mitigate such risks, in particular as such risks relate to the use of vendors by the third parties that perform functions and services for us and our limited ability to assess such vendors’ operational controls.
A core aspect of our business is the reliability and security of our platform. Any unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of, or modification of data, including personal data, cybersecurity breach or other security incident that we, our clients or our third-party or their service providers experience or the perception that one has occurred or might occur, could harm our reputation, reduce the demand for our products and services and disrupt normal business operations. In addition, it might require us to expend significant financial and operational resources in response to a security breach, including repairing system damage, increasing security protection costs by deploying additional personnel and modifying or enhancing our protection technologies, investigating, remediating, or correcting the breach and any security vulnerabilities, defending against and resolving legal and regulatory claims, and preventing future security breaches and incidents, all of which could expose us to uninsured liability, increase our risk of regulatory scrutiny, expose us to legal liabilities, including litigation (such as class actions), regulatory investigations and enforcement, fines, and penalties, indemnity obligations, or damages for contract breach, divert resources and the attention of our management and key personnel away from our business operations, and cause us to incur significant costs, any of which could materially adversely affect our business, operating results, and financial condition. We may also be subject to client complaints and litigation and regulatory inquiries, examinations, enforcement actions, and investigations by various state and federal regulatory bodies, including the SEC, FINRA, and certain state regulators, related to any cybersecurity events. Moreover, our efforts to improve security and protect data from compromise might identify previously undiscovered security breaches. There could be public announcements regarding any security incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could have an adverse effect on the trading price of our common stock.
While we maintain cybersecurity insurance, our coverage may be insufficient to cover all liabilities resulting from a cybersecurity incident. We cannot be certain that our insurance coverage will be adequate to address the results of regulatory or civil investigations or any liabilities resulting from a cybersecurity incident, that adequate insurance will be available to us on economically reasonable terms, or that our insurer will cover all cybersecurity incident-related claims. The successful assertion of one or more significant claims against us or changes in our cybersecurity insurance coverage, premiums, or deductibles may adversely affect our reputation, business, operating results, or financial condition.
Compliance with ever-evolving federal, state, and foreign laws relating to the handling of information about individuals involves significant expenditure and resources, and if we fail to adequately protect personal data or other information we collect, process, share, or maintain under applicable laws, our business, operating results, and financial condition could be adversely affected.
We receive, store, and process certain personal data from our employees and clients. Additionally, our clients’ proprietary and confidential data is stored on our platform. A wide variety of state, national, and international laws, as well as regulations, rules, and industry standards apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal information and other data, the scope of which is changing, subject to differing interpretations, and may be inconsistent across jurisdictions, including those at local, state, federal, and international levels, or may conflict with other rules. Data protection and privacy-related laws and regulations are evolving and may result in increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Failure or perceived failure to comply with U.S. or international laws, regulations, and industry standards regarding personal data or other information could adversely affect our business, operating results, and financial condition. Moreover, complying with new laws, regulations, and other requirements, or amendments to or changes in interpretations of these various existing laws, regulations, and other requirements, could cause us to incur substantial costs or require us to change our business practices, systems, and compliance procedures in a manner adverse to our business.
In the United States, there are numerous federal and state consumer, privacy, and data security laws and regulations governing the collection, use, disclosure, and protection of personal data, including security breach notification laws and consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. For example, Regulation S-P, adopted by the SEC under the Gramm-Leach-Bliley Act, regulates the use of certain information about natural persons (“non-public personal information”) in the context of the provision of financial services for personal, family, or household purposes. Regulation S-P is primarily designed to protect the privacy and security of non-public personal information held by broker-dealers, investment advisers, and investment companies. In

May 2024, the SEC adopted significant amendments to Regulation S-P, effective December 2025, that impose new requirements for broker-dealers, registered investment advisers and investment companies to implement written incident response plans, as well as customer notification and service provider oversight procedures. Additionally, the Federal Trade Commission and many state attorneys general have enacted federal and state consumer protection laws to impose standards on the collection, use, dissemination, and security of data, including financial data. On the state level, the California Consumer Privacy Act of 2018 (as amended, the “CCPA”) created new data privacy obligations for covered businesses and provided new privacy rights to California residents, including receiving and responding to requests from California residents to exercise their right to access, delete, and correct their personal information, or to opt out of certain disclosures of their information, provide detailed information to California residents about how their personal data is collected, used and disclosed and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that has increased data breach litigation. Over a third of other U.S. states have enacted consumer privacy laws comparable to the CCPA and numerous other states have pending consumer privacy legislation under review, which if enacted, would add additional costs and expense of resources to maintain compliance. There are also laws and regulations governing our collection and use of biometric information, such as face prints. For example, the Illinois Biometric Privacy Act (“BIPA”) applies to the collection and use of “biometric identifiers” and “biometric information,” which include face prints. Several class action lawsuits have been brought under BIPA, as the law is broad and still being interpreted by the courts.
We are also subject to evolving privacy laws on cookies, tracking technologies and marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet. Regulation of cookies and similar technologies may lead to broader restrictions on our marketing and personalization activities, as well as the effectiveness of our marketing. Such regulations may have a negative effect on our business. We may also be subject to fines and penalties for non-compliance with any such laws and regulations. The decline of cookies or other online tracking technologies as a means to identify and target potential clients may increase the cost of operating our business and lead to a decline in revenues. In addition, legal uncertainties about the legality of cookies and other tracking technologies may increase regulatory scrutiny and increase potential civil liability under data protection or consumer protection laws.
Some countries are also considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of delivering our products and services if we were to operate in those countries. If in the future we consider international expansion and are required to implement additional measures to transfer data around the world, this could increase our compliance costs, and could adversely affect our business, operating results, and financial condition.
We depend on third parties in relation to the operation of our business, a number of which process personal data on our behalf. We typically attempt to mitigate the associated risks of using third parties by, for example, performing due diligence and related risk and data security assessments prior to onboarding and on an ongoing periodic basis thereafter, entering into contractual arrangements so that providers only process personal data according to our instructions or to the instructions of our clients, and ensuring that they have sufficient technical and organizational security measures in place. There is no assurance that these contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage, and transmission of personal data. Any violation of privacy, data protection, data, or cybersecurity laws by our third-party processors could have an adverse effect on our business and result in significant fines and penalties.
Our compliance efforts are further complicated by the fact that data privacy and security laws, rules, regulations, and standards around the world are rapidly evolving, may be subject to uncertain or inconsistent interpretations and enforcement, and may conflict among various jurisdictions. Any failure or perceived failure by us to comply with our privacy policies, or applicable U.S. and international data privacy and security laws, rules, regulations, standards, certifications, or contractual obligations, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release, or transfer of personal data, may result in requirements to modify or cease certain operations or practices, the expenditure of substantial costs, time, and other resources, proceedings or actions against us by individuals, consumer rights groups, governmental agencies, or others, legal liability, governmental investigations, enforcement actions, claims, fines, judgments, awards, penalties, sanctions, and costly litigation, including class actions. Any of the foregoing could harm our reputation, distract our management and technical personnel, increase our costs of doing business, adversely affect the demand for our products and services, and ultimately result in the imposition of liability, any of which could have an adverse effect on our business, operating results, and financial condition.
Risks Related to Our Financial and Accounting Matters
If we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control, over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting, and other procedures that are designed to ensure information required to be disclosed by us in our financial statements and in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. In order to maintain and improve the effectiveness of our internal controls and procedures, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
Our current controls and any new controls we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, result in a restatement of our financial statements for prior periods, cause us to fail to meet our reporting obligations, and adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in the periodic reports we will file with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.
We expect our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting may adversely affect our business, operating results, and financial condition. Furthermore, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. We have hired and expect to continue to hire additional employees to assist us in complying with these requirements, and we may also engage outside consultants, either of which will increase our operating expenses.

We incur significant costs and use of management resources as result of operating as a public company.
As a public company, we incur significant legal, accounting, compliance, and other expenses that we did not incur as a private company. Such additional compliance costs will continue to increase our legal, accounting, and financial compliance costs, make certain activities more difficult, time-consuming, and costly, and place significant strain on our management, personnel, systems, and resources. For example, in connection with our IPO, we adopted additional internal controls and disclosure controls and procedures, retained a transfer agent, and adopted an insider trading policy. As a public company, we bear internal and external costs in connection with preparing and distributing periodic public reports in compliance with our obligations under securities laws.
In addition, regulations and standards relating to corporate governance and public disclosure, including the Exchange Act, Sarbanes-Oxley Act, and rules and regulations implemented by the SEC, have increased legal and financial compliance costs and make some compliance activities more time-consuming. We have invested, and will continue to invest, resources to comply with evolving laws, regulations, and standards, and this investment has resulted, and will continue to result, in increased general and administrative expenses and may divert management’s time and attention from our other business activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. In connection with our IPO, we increased our directors’ and officers’ insurance coverage, which increased our insurance-related costs. Moreover, in the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain and maintain the same or similar coverage. These factors would also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
We could be subject to additional tax liabilities and U.S. federal and global income tax reform could adversely affect us.
We are subject to U.S. federal, state, and local income taxes, sales, and other taxes in the United States and income taxes, withholding taxes, transaction taxes and may be subject to other taxes in certain foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for income taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our future income tax obligations could be adversely affected by changes in, or interpretations of, tax laws in the United States or in other jurisdictions in which we operate.
For example, in 2022, the Inflation Reduction Act was enacted in the United States, which introduced, among its provisions, a new minimum corporate income tax on certain large corporations, an excise tax of 1% on certain share repurchases by publicly-traded corporations, and increased funding for the Internal Revenue Service. These types of changes to the taxation of our activities could increase the amount of taxes imposed on our business and harm our financial position. Such changes may also apply retroactively to our historical financial operations and result in taxes greater than the amounts estimated and recorded in our financial statements.
Our ability to use our NOL carryforwards and certain other tax attributes may be limited.
As of January 31, 2025, we had aggregate U.S. federal and state net operating loss (“NOL”) carryforwards of $39.1 million and $125.7 million, respectively, which may be available to offset future taxable income for U.S. income tax purposes. Under the Tax Cuts and Jobs Act of 2017 (the “TCJA”), federal NOLs we generated in tax years beginning after December 31, 2017, may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually, and the One Big Beautiful Bill Act of 2025 further reformed the Code, including by permanently extending certain provisions within the TCJA and restoring the deductibility of domestic research and development expenditures. If not utilized, our California and other state NOL carryforwards will begin to expire in 2032, with some state NOL carryforwards never expiring. Utilization of our NOL carryforwards and other tax attributes, such as research and development tax credits, may be subject to annual limitations, or could be subject to other limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and other similar provisions. As of January 31, 2025, we had federal research and development credit carryforwards of $12.2 million, which will begin to expire in 2039, and California research and development credit carryforwards of $7.4 million, which do not expire. Realization of these NOL and research and development credit carryforwards depends on our future taxable income, and there is a risk that certain of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which would result in increased tax liability and could adversely affect our business, operating results, and financial condition.
In addition, under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% cumulative change (by value) in ownership by certain “five-percent shareholders” (as defined in the Code and regulations under Section 382) over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research and development credits, to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change U.S. NOL carryforwards and other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. Similar provisions of state tax law may also apply to limit our use of accumulated state tax NOLs. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase our state income tax liabilities. As a result of the foregoing, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our future cash flows.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our operating results could be adversely affected.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include, but are not limited to, the valuation of allowance for credit losses, warrant liabilities, SAFEs, and the convertible note, useful lives assigned to property and equipment, the discount rates used for leases, stock-based compensation, including the determination of the fair value of our common stock, and the realizability of deferred tax assets, net and uncertain tax positions. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of industry or financial analysts and investors, potentially resulting in a decline in the market price of our common stock.
Additionally, we regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, changes to existing standards, and changes in their interpretation, we might be required to change our accounting policies, alter our operational policies, and implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or we may be required to restate our published financial statements. Such changes to existing standards or changes in their interpretation may have an adverse effect on our reputation, business, financial condition, and profitability, or cause an adverse deviation from our revenue and operating profit target, which may adversely affect our financial results.
Our Amended Revolver contains restrictive and financial covenants that may limit our operational flexibility. If we fail to meet our obligations under the Amended Revolver, our operations may be interrupted and our business, operating results, and financial condition could be adversely affected.
In October 2025, we entered into the Amended Revolver by and among us and certain lenders, some of which are affiliated with certain members of our underwriting syndicate, to fund working capital and general corporate purpose expenditures. In December 2025, we borrowed approximately $200.0 million on the Amended Revolver in order to pay our anticipated tax withholding and remittance obligations associated with the net settlement of RSUs in connection with the IPO, and we used a portion of the net proceeds from the IPO to repay such indebtedness. The Amended Revolver contains customary conditions to borrowing, events of default, covenants, and consent requirements and other provisions that may limit our flexibility to take certain actions. Covenants include, but are not limited to, restrictions on our and certain of our subsidiaries’ ability to incur indebtedness, grant liens, dispose of assets, make certain restricted payments such as distributions to holders of our capital stock or the capital stock of our subsidiaries, share repurchases, make investments, or engage in transactions with our affiliates, and require us to maintain minimum tangible net worth, liquidity, and consolidated fixed charge coverage ratio. Our obligations are guaranteed by our material domestic subsidiaries (subject to certain exceptions) and secured by substantially all of our assets, including intellectual property assets. Various risks, uncertainties, and events beyond our control could affect our ability to comply with these covenants in the future. Failure to comply with any of the covenants could result in a default under the Amended Revolver. If we have amounts outstanding under the Amended Revolver at the time of such default, the lender may accelerate the maturity of such outstanding amounts, which in turn could result in adverse consequences that negatively impact our business, the market price for our common stock, and our ability to obtain other financing in the future.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may be volatile, and you could lose all or part of your investment.
We cannot predict the prices at which our common stock will continue to trade. The market price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. In addition, the current limited public float of our common stock will tend to increase the volatility of the trading price of our common stock, which may be further increased due to retail investor interest. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include, but are not limited to, the following:
•actual or anticipated changes or fluctuations in our operating results;
•our incurrence of any material amounts of indebtedness;
•our ability to produce timely and accurate financial statements;
•the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;
•announcements by us or our competitors of new offerings or new or terminated significant contracts, commercial relationships, acquisitions, or capital commitments;

•industry or financial analyst or investor reaction to our press releases, other public announcements, and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•price and volume fluctuations in the overall stock market from time to time, including fluctuations due to general economic trends or market sentiment;
•sales of substantial amounts of our common stock in the public markets, particularly sales by our directors, executive officers, and principal stockholders, or the perception that such sales might occur;
•the overall performance of the stock market or technology companies;
•the expiration of market stand-off or contractual lock-up agreements and sales of shares of our common stock by us or our stockholders, as well as the anticipation of lock-up releases;
•failure of industry or financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet financial analysts’ estimates or the expectations of investors;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•litigation or other proceedings involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors or others that may be associated with us;
•developments or disputes concerning our intellectual property rights, or third-party intellectual property or other proprietary rights that we rely on or have implemented into our platform;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•any major changes in our management or our board of directors;
•the global political, economic, and macroeconomic climate, including, but not limited to, actual or perceived instability in the financial industry, potential uncertainty with respect to the federal debt ceiling and budget and potential government shutdowns related thereto, labor shortages, the imposition of trade barriers, tariffs, and other protectionist measures, supply chain disruptions, potential recession, inflation, and interest rate volatility;
•other events or factors, including those resulting from acts of war, terrorism, armed conflict, including the conflicts in the Middle East and Ukraine and tensions between China and Taiwan, or responses to these events; and
•actual or perceived cybersecurity incidents.
In addition, the stock market in general, and the market for financial technology companies in particular, has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies, particularly during the current period of global macroeconomic uncertainty. These economic, political, regulatory, and market conditions may negatively impact the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation and derivative litigation have often been instituted against companies following periods of volatility in the market price of a company’s securities. These types of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits and coverage or to forgo insurance that we may otherwise rely on to cover significant litigation defense costs, settlements, and damages awarded to plaintiffs, or incur substantially higher costs to maintain the same or similar coverage. Any of the above potential effects relating to potential volatility in the market price of our common stock could have an adverse effect on our business, operating results, and financial condition.
Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, could cause the market price of our common stock to decline.
Sales of a substantial number of shares of our common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our common stock to decline.
Upon the expiration of the Lock-up Period, as defined and described further below, certain shares of our common stock will be freely tradable without restrictions or further registration under the Securities Act, except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act (including any shares that were purchased by any of our affiliates in the IPO), will only be able to be sold in compliance with Rule 144 under the Securities Act.
In connection with the IPO, we, all of our directors and executive officers, the selling stockholders in the IPO, and certain other holders are subject to market stand-off agreements or have agreed not to offer, sell, or agree to sell, directly or indirectly, any shares of common stock without the permission of each of Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, on behalf of the underwriters for the IPO, during the period ending the earlier of (i) the opening of trading on the second trading day following the date of our release of earnings for the fiscal quarter ending April 30, 2026, or (ii) the date that is 180 days after December 11, 2025, which is the date of the Final Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act, on December 12, 2025 (such period, the “Lock-up Period”), subject to certain customary exceptions and certain provisions that provide for the release of certain shares of our common stock. When the Lock-up Period expires, we and our securityholders subject to a lock-up agreement or market stand-off agreement will be able to sell our shares in the public market. In addition, Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to the expiration of the Lock-up Period. Sales of a substantial number of such shares upon expiration of the lock-up and market stand-off agreements, or the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
In addition, as of October 31, 2025, we had stock options and RSUs outstanding that, if fully exercised or vested and settled, as applicable, would result in the issuance of 27,146,382 shares of common stock and 36,161,568 shares of common stock, respectively, and we also had outstanding warrants exercisable for the purchase of 1,953,463 shares of common stock, as well as 437,415 shares of common stock issuable upon the conversion of outstanding SAFEs. All of the shares of common stock issuable upon the exercise, settlement, or conversion of stock options, warrants, or RSUs, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to existing lock-up or market stand-off agreements and applicable vesting requirements.
Certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders.
We may also issue our shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investment, or otherwise. Any further issuance could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.

If financial analysts issue inaccurate or unfavorable research regarding, or do not or cease to cover, our business and our common stock, our stock price and trading volume could decline.
The trading market for our common stock is influenced by the research and reports that financial analysts publish about us, our business, our market, and our competitors. We do not control these analysts or the content and opinions included in their reports. As a newly public company, the analysts who publish information about our common stock have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. If any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding us and/or our stock price, our stock price would likely decline. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or significantly exceed, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet, or significantly exceed, our announced guidance, if any, or the expectations of analysts or public investors, analysts could downgrade our common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our common stock or fail to publish reports on us regularly, our visibility in the financial markets could decrease, which in turn could cause our stock price or trading volume to decline.
We do not intend to pay dividends in the foreseeable future. As a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our board of directors may deem relevant. Furthermore, we are restricted under our Amended Revolver from declaring or paying cash dividends. Accordingly, you must rely on sales of your common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment.
We have incurred, and expect to further incur, substantial federal and state tax withholding and remittance obligations in connection with the settlement of RSUs. The manner in which we fund these tax liabilities may have an adverse effect on our financial condition.
We have incurred, and expect to further incur, substantial federal and state tax obligations in connection with the settlement of RSUs. A majority of the RSUs granted prior to the date of our IPO vest upon the satisfaction of service-based and performance-based vesting conditions. The performance-based vesting condition was satisfied in connection with our IPO, and a large number of RSUs vested and settled at the time of our IPO. Additional RSUs for which the performance-based vesting condition was satisfied in connection with our IPO will vest and settle during the 180-day period following the date of our IPO (or, subject to certain conditions, a shorter period). We used approximately $140.9 million to satisfy federal and state tax withholding and remittance obligations in connection with the net settlement of a portion of the RSUs outstanding as of July 31, 2025 for which the service-based vesting condition was satisfied before December 12, 2025 and for which the performance-based vesting condition was satisfied in connection with our IPO. In connection with the settlement of these RSUs, we withheld certain shares underlying RSUs and remitted federal and state taxes on behalf of the holders of such RSUs at an assumed 45% tax withholding rate based on the IPO price of $14.00 per share. For vested RSUs that have not settled, we may elect to satisfy related federal and state tax withholding and remittance obligations by (i) remitting cash on hand in connection with net settlement, which may include cash proceeds generated from our IPO, or (ii) requiring such RSU holders to sell a portion of such shares into the market during the restricted period utilizing sell-to-cover, through brokers on the applicable settlement date, with the proceeds of such sales to be delivered to us for remittance to the relevant taxing authorities. See “Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, could cause the market price of our common stock to decline.” If we decide to or are required to remit tax obligations on behalf of our employees, we could have significant cash outlays that could have an adverse effect on our financial condition. If we require that RSU holder utilize sell-to-cover, we expect each settlement and sell-to-cover transaction to extend over a multi-day period based on trading volumes. Because the purpose of sell-to-cover transactions is to generate proceeds sufficient to satisfy federal and state tax withholding obligations, the exact number of shares sold will depend on the sale prices of the common stock in such transactions and our stockholders’ personal tax rates. Shares sold by our executive officers, directors, and other employees in sell-to-cover transactions may have an adverse effect on the market price of our common stock.
We are an “emerging growth company” and the reduced reporting requirements applicable to emerging growth companies could make our common stock less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation and our periodic reports and proxy statements, and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.
In addition, we could be an emerging growth company for up to five years following the completion of our IPO, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates equals or exceeds $700.0 million as of the prior July 31, or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following January 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Section 7(a)(2)(B) of the Securities Act, upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.
Provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may limit attempts by our stockholders to replace or remove our current management and members of our board of directors.
Provisions in our restated certificate of incorporation and restated bylaws may have the effect of delaying or preventing a merger, acquisition or other change of control of the company that the stockholders may consider favorable. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, our restated certificate of incorporation and restated bylaws will include provisions that:
•provide that our board of directors is classified into three classes of directors with staggered three-year terms;

•permit our board of directors to establish the number of directors and fill any vacancies and newly created directorships;
•require supermajority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•provide that only the chairperson of our board of directors, our chief executive officer, our lead independent director, or a majority of our board of directors will be authorized to call a special meeting of stockholders;
•eliminate the ability of our stockholders to call special meetings of stockholders;
•do not provide for cumulative voting;
•provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•provide that our board of directors is expressly authorized to make, alter, or repeal our restated bylaws; and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
Moreover, Section 203 of the Delaware General Corporation Law (“DGCL”), may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.
Our restated bylaws contain exclusive forum provisions for certain claims, which may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our restated bylaws provide that the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our restated certificate of incorporation, or our restated bylaws, any action to interpret, apply, enforce, or determine the validity of our restated certificate of incorporation or our restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine or asserting an “internal corporate claim” as defined in the DGCL.
Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our restated bylaws provide that the federal district courts of the United States will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (“Federal Forum Provision”). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in U.S. federal court.
Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.
Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholders’ ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers, or employees, which may discourage lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find the choice of forum provision contained in our restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.
General Risk Factors
We may be adversely affected by natural disasters, pandemics, and other catastrophic events, and by man-made problems such as war and regional geopolitical conflicts around the world, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have an adverse effect on us. Our business operations are also subject to interruption by fire, power shortages, flooding, and other events beyond our control. In addition, we are exposed to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. Further, acts of war, armed conflict, terrorism, and other geopolitical unrest, such as the conflicts in the Middle East and Ukraine, and tensions between China and Taiwan, could cause disruptions in our business, the businesses of our partners or clients, or the economy as a whole.
In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, cyberattack, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. For example, our corporate offices are located in California, a state that frequently experiences earthquakes, wildfires, and resultant air quality impacts and power shutoffs associated with wildfire prevention, heatwaves, and droughts. These events can, in turn, in addition to causing business interruptions, also have impacts on inflation risk, food security, water security, and on our employees’ health and well-being. The insurance we maintain may be insufficient to cover our losses resulting from such business interruptions, and any incidents may result in loss of, or increased costs of, such insurance. Additionally, all the aforementioned risks will be further increased if we do not implement and maintain an effective disaster recovery plan or our partners’ or clients’ disaster recovery plans prove to be inadequate.
We could be subject to securities class action litigation.
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources from the operations of our business to such litigation, which could adversely affect our business, operating results, or financial condition. Additionally, the dramatic increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits and coverage or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements, and damages awarded to plaintiffs, or incur substantially higher costs to maintain the same or similar coverage. These factors could make it more difficult for us to attract and retain qualified executive officers and members of our board of directors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities
From August 1, 2025 through December 12, 2025 (the date of the filing of our registration statement on Form S-8, File No. 333-292124), we granted an aggregate of 2,153,262 RSUs under the 2017 Plan, which may vest and be settled for an equal number of shares of our common stock.
We believe the offers, sales, and issuance of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.
(b) Use of Initial Public Offering Proceeds
On December 11, 2025, our registration statement on Form S-1 (File No 333-290583) relating to our IPO was declared effective by the SEC. Upon the closing of our IPO on December 15, 2025, we issued 21,468,038 shares of common stock at a public offering price of $14.00 per share, resulting in net proceeds of approximately $282.1 million, after deducting underwriting discounts and commissions but before deducting offering expenses payable by us. In addition, selling stockholders sold 13,147,346 shares of common stock in the IPO. We did not receive any proceeds from the sale of shares of common stock by the selling stockholders.
Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC acted as representatives of the underwriters for the offering. None of the expenses associated with our IPO were paid, directly or indirectly, to any of our directors or officers, any persons owning 10% or more of any class of equity securities, or to any of our affiliates.
As described in the Final Prospectus, we used a portion of the net proceeds to repay the $200.0 million of outstanding indebtedness under the Amended Revolver. There has been no material change in the planned use of proceeds from the IPO as described in the Final Prospectus.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended October 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Wealthfront Corporation.					X
3.2	Restated Bylaws of Wealthfront Corporation.					X
4.1	Form of Common Stock certificate of Wealthfront Corporation.	S-1/A	333-290583	4.1	December 2, 2025
4.2	Amended and Restated Investors’ Rights Agreement among Wealthfront Corporation and certain holders of its capital stock and warrants to purchase shares of its capital stock, dated September 22, 2022.	S-1	333-290583	4.2	September 29, 2025
4.3	Plain English Warrant Agreement between Wealthfront Corporation and TriplePoint Capital LLC, dated April 22, 2016.	S-1	333-290583	4.3	September 29, 2025
4.4	Form of 2019 Warrant to Purchase Common Stock.	S-1	333-290583	4.4	September 29, 2025
4.5	Form of 2020 Warrant to Purchase Common Stock.	S-1	333-290583	4.5	September 29, 2025
4.6	Form of 2021 Warrant to Purchase Common Stock.	S-1	333-290583	4.6	September 29, 2025
10.1	Form of Indemnity Agreement between Wealthfront Corporation and each of its directors and executive officers.	S-1	333-290583	10.1	September 29, 2025
10.2	Wealthfront Corporation 2025 Equity Incentive Plan and related form agreements.	S-1	333-290583	10.4	September 29, 2025
10.3	Wealthfront Corporation 2025 Employee Stock Purchase Plan and related form agreements.	S-1	333-290583	10.5	September 29, 2025
10.4	Non-Employee Director Compensation Policy	S-1	333-290583	10.6	September 29, 2025
10.5†	Confirmatory Offer Letter between David Fortunato and Wealthfront Corporation, dated September 26, 2025.	S-1	333-290583	10.7	September 29, 2025
10.6†	Confirmatory Offer Letter between Kal Iyer and Wealthfront Corporation, dated September 26, 2025.	S-1	333-290583	10.8	September 29, 2025
10.7†	Confirmatory Offer Letter between Julien Wetterwald and Wealthfront Corporation, dated September 26, 2025.	S-1	333-290583	10.9	September 29, 2025
10.8	Form of Change of Control and Severance Agreement between Wealthfront Corporation and each of its named executive officers.	S-1	333-290583	10.10	September 29, 2025
10.9†	Amended and Restated Credit Agreement between Wealthfront Corporation, as borrower, and Wells Fargo Bank, National Association, as lender, dated October 14, 2025.	S-1/A	333-290583	10.12	December 2, 2025
10.10	Umbrella Bonus Plan.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.	X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)	X
101.SCH	iXBRL Taxonomy Extension Schema Document	X
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document	X
______________
†Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K, and we agree to furnish supplementally to the SEC a copy of any omitted schedules or exhibits upon request.
*This certification is not deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEALTHFRONT CORPORATION

January 23, 2026	By:	/s/ David Fortunato
David Fortunato
Chief Executive Officer and President

January 23, 2026	By:	/s/ Alan Imberman
Alan Imberman
Chief Financial Officer