Form 10-K
period 2026-01-31
WEALTHFRONT CORP
filed 2026-04-24
CIK 1524566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-42987

WEALTHFRONT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-8280144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
261 Hamilton Avenue Palo Alto, California	94301
(Address of principal executive offices)	(Zip Code)
(844) 995-8437
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	WLTH	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The registrant was not a public company as of July 31, 2025, the last business day of its most recently completed second fiscal quarter, and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s common stock began trading on the Nasdaq Stock Market on December 12, 2025.

As of April 22, 2026, the number of shares of the registrant’s common stock outstanding was 149,574,024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (“Proxy Statement”) to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements contained in this Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial condition, our business strategy and plans, market growth, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” and similar expressions are intended to identify forward-looking statements.
Forward-looking statements contained in this Form 10-K include, but are not limited to, statements about:
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
•our ability to develop, introduce, implement, and monitor the use of emerging technologies, including artificial intelligence;
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
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Form 10-K.
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our operating results, financial condition, business strategy, and short-term and long-term business operations and objectives. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” and elsewhere in this Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Form 10-K or to conform these statements to actual results or to changes in our expectations, except as required by law. These forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Form 10-K. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

GLOSSARY OF ABBREVIATIONS, ACRONYMS AND DEFINITIONS
The following list of abbreviations, acronyms and definitions of certain terms may be used throughout this Form 10-K, including Business, Risk Factors, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Audited Consolidated Financial Statements and the Notes to the Audited Consolidated Financial Statements.

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

GAAP	Accounting principles generally accepted in the United States of America.
IPO	Initial public offering.
JOBS Act	The Jumpstart Our Business Startups Act of 2012.
Net-of-fee returns	The investment return that a client earns net of any fees we charge.
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

PART I
ITEM 1. BUSINESS
Company Overview
We are a product-driven technology company that built a financial solutions platform for “digital natives,” defined as those born after 1980 (i.e., Millennials, Gen Z, and later generations). Our platform is designed to address the needs of the wealth builders within these generations. We have differentiated, trusted relationships with our clients due to our unique and fundamentally aligned incentives. Simply put, we succeed because our clients succeed.
Founded in 2008 and headquartered in Palo Alto, California, we were among the first digital-only financial solutions platforms, pioneering the use of automation to offer low-cost diversified portfolios. We built our platform using software to deliver our solutions quickly, conveniently, and at low cost. These principles align with the preferences of digital natives, who use digital platforms for the vast majority of their everyday services ranging from entertainment and commerce to food delivery and ride sharing. Our technology-driven financial solutions help clients turn savings into long-term wealth. Our broad suite of products, including cash management, investment advisory, borrowing and lending, and financial planning solutions, address the diverse financial needs of our clients regardless of the economic environment.
We are led by a technically proficient management team, including our CEO, who served as our CTO for many years. We built our products on a proprietary technology infrastructure. We have a strong, somewhat contrarian preference for building over buying or partnering. This allows us to automate to an extent not seen in the industry. Automation not only allows us to launch and iterate products faster, lower costs to clients, and offer a better overall client experience, but also lowers our cost of support. Automation is a core principle underpinning everything we do—the way we design our products, organize our company, and foster employee culture.
Our Business Model
Our business model is designed to optimize for our clients’ success. Our focus on delivering fully automated services results in being one of the lowest cost producers in each category in which we participate. We share the savings directly with our clients, significantly reducing their fees, improving their financial outcomes, and enhancing their trust in us. This trust leads clients to add more money to our platform as they save, adopt new products and refer their friends. Our cost structure and our organic growth are business model advantages, and have enabled us to achieve our historic profitability, which allows us to further invest in our platform. Reinvesting in our platform drives further automation and powers the continuous cycle of our flywheel.
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

We seek to make money with, not from, our clients along their wealth accumulation journey. This aligned incentive structure allows us to focus exclusively on growing and maintaining the wealth of our clients, which in turn drives higher retention rates, deeper multi-product adoption, and more predictable long-term business performance.
Our Clients
Our clients are primarily digital-native high earners who prioritize savings and wealth accumulation. They typically have large liquid savings and focus on long-term investing principles, even during periods of market volatility. Clients typically come to Wealthfront seeking a specific solution and, as our trust-based relationship deepens, we gain insights into their evolving needs, in many cases through the data associated with third-party financial accounts they link to our financial planning software. Client engagement and feedback drive our product-led growth strategy and business flywheel. This continuous feedback loop constantly optimizes our platform for our clients’ evolving needs, fueling our historical organic growth. Over the past two fiscal years, over 50% of new clients were referred by existing clients and our annual client retention rate was over 95% for each of fiscal 2026 and fiscal 2025.
Our clients have different preferences than previous generations. They are predisposed to a “there’s an app for that” mindset, and expect to be able to access any service seamlessly through digital or mobile channels. They have these same expectations for consumer financial services, and look to solve their needs with technology as their first choice. Accordingly, we are well positioned to capture the growth of their wealth over the long term.
Our Client Experience: Trust and Transparency
Trust and transparency are at the core of our client experience. As of January 31, 2026, our average platform assets per client was approximately $66,000, which we believe demonstrates our clients’ trust in our platform. Trust and transparency also benefits our business model, as a delightful client experience drives word-of-mouth referrals.
The key features that drive trust and transparency are:
Superior Value and Lower Cost
We believe we are uniquely able to offer these lower cost solutions at superior value because of the automation we’ve built into our platform and our willingness to share our savings with clients, who value low-cost financial products. We believe that, due in part to our unwavering focus on automation, we’re able to drive down the marginal cost of evaluating and trading, launch and iterate products faster, lower the cost of our support and offer a better overall client experience, including in the form of an industry-leading APY for our cash management products, lower advisory fees for our investment advisory products, and low interest rates for PLOC and home lending.
Intuitive and Easy to Use
All our products are designed to simplify otherwise complex financial experiences and decisions. While complex to navigate on one’s own when beginning one’s financial journey, we strive to make the process holistic and simple. Everything from account opening to notifications, transfers, and decision prompts are presented to our clients clearly and conveniently. Our clients don’t want to talk to advisors, and instead, we are able to offer them financial product solutions without the need for appointments or phone calls.
Fast and Frictionless Money Movement
We want to make it as easy and as quick as possible for our clients to move money to where it is most productive for them. We offer 24/7/365 free instant withdrawals to eligible external accounts through the RTP Network and FedNow—including weekends and holidays—subject to the reservation of rights to impose risk-based limits when warranted. We have found that making it easy for clients to instantly withdraw their money with no fee from Wealthfront leads them to increase their contributions and hold larger balances at Wealthfront. We do not control fees charged by a client’s receiving institution, and we disclose to clients that their transactions are subject to any fees or timing constraints that may be imposed by these third-party receiving institutions (e.g., banks where clients have accounts).
Treating Clients as They Would Expect to be Treated
All of our investment products are designed to implement best practices in the industry, and we publish exactly how we implement each service in publicly available white papers. We do not charge hidden or unexpected transaction fees and we don’t pursue marketing strategies that offer a better deal to new clients than existing ones.
High-Quality Product Support
Our goal is to build everything clients need into our products so they don’t ever have to call or email us. But if they do, our Product Specialists are delighted to help. They’re called Product Specialists because they serve a hybrid support and product function. Many people on our product support team have CFPs and CFA charters. As expected, they help clients quickly resolve problems, but perhaps even more importantly, they spend time determining what drives the support requests from clients so we can resolve the issues that led them to reach out to us. Our product support team reports directly to our product management organization, which helps us prioritize and make changes in the product experience based on client feedback, reducing the amount of human interaction ultimately needed in the long run.
Our Products
Our products help our clients build long-term wealth on their own terms. We have built a range of cash management, investment advisory, borrowing and lending, and financial planning products to serve the diverse financial needs of our clients. Our products span a broad risk spectrum that addresses the diverse financial needs of our clients throughout economic cycles—ranging from cash management to direct stock investing. Within our suite of investment advisory products, we offer capabilities that are suited for either “delegators” who want fully managed solutions and “do it yourselfers” who want more control over individual financial decisions.
Cash Management:
The Cash Account is a brokerage account offered by Wealthfront Brokerage LLC that provides clients access to our cash management services, including our cash sweep program. Our Cash Account automatically transfers, or “sweeps,” clients’ cash deposits to multiple FDIC-insured banks in our cash sweep program, or program banks, where clients earn interest at an industry-leading APY and benefit from the security of pass-through FDIC insurance. By sweeping clients’ funds from Wealthfront Brokerage LLC through an intermediary bank to multiple program banks, we enable our clients to access up to $8 million in FDIC insurance for individual accounts and $16 million for joint accounts.
In addition to interest at an industry-leading APY and no account fees, the Cash Account provides a full array of fee-free, no-strings-attached checking features and access to our proprietary Wealthfront Treasury Money Market Fund (ticker: WLTXX) managed by Wealthfront Strategies LLC. Our Cash Account has both checking and savings functionality, allowing clients to maximize their utility with just one account. Our various checking features include: debit cards, account and routing numbers for deposits and withdrawals, direct deposit, bill payment, mobile check deposits, access to over 19,000 free ATMs nationwide, early paycheck access of up to two days by enabling direct deposit, free instant withdrawals to eligible accounts — even on weekends and holidays and free wire transfers to clients’ external accounts. The Wealthfront Treasury Money Market Fund invests primarily in US Treasuries to offer clients a competitive after-tax yield as debt securities issued by the US Treasury are generally exempt from state and local taxes. The Wealthfront Treasury Money Market Fund expense ratio is 0.25%.

We also offer automated features that make it easier to save and invest, including automated savings plans and recurring transfers, cash categories for easy budgeting and customizable saving goals, and the ability for joint account holders to track combined net worth and set shared goals with customized categories. Clients who open a Cash Account will automatically receive the full suite of our cash management services without a separate required opt-in process.
We deliver these cash management services through arrangements with several vendors, including certain banks. We sweep deposits to the various program banks utilizing automated allocations with the support of R&T Deposit Solutions (“R&T”), which serves as administrator of our cash sweep program. In addition, we offer the above checking features to clients through arrangements with our banking partners, Green Dot Bank (“Green Dot”) and UMB Bank (“UMB”). Green Dot provides clients with a Wealthfront-branded debit card, ATM network access, and mobile check deposit. UMB provides clients with certain ACH capabilities.
We generate revenue from our Cash Account primarily through fees received for the delivery of cash management services that are a part of our cash sweep program. Each program bank agrees to pay a gross amount on program deposits. This amount is based on a negotiated percentage multiplied by the program deposits at the program bank. A portion of the gross amount is paid to our clients as interest by the program bank for the program deposits, and we receive the remainder as our fee for the cash management services that we deliver to our clients. Cash management revenue also includes an immaterial amount of interchange revenue generated when our clients use the Wealthfront-branded debit card to make purchases. Cash Accounts and debit cards incur various costs, including the fee we pay to R&T for its administrative services, as well as costs incurred by us for money movement, tax reporting, debit card issuance, ATM fees, and various other operational costs. For fiscal 2026 and fiscal 2025, revenue from our cash management product constituted approximately 74% and 75% of our total revenue, respectively. Cash management revenue in fiscal 2026 did not contain any revenue generated from our proprietary money market fund as a result of a fee waiver for all assets under management by the fund that expires in March 2026, at which point the fund will generate management fees from the 25 bps expense ratio charged against the fund’s assets under management.
Automated Investing:
Our investment advisory products, offered by our subsidiary, Wealthfront Advisers LLC, are premised on the belief that it is extremely difficult to outperform the market. Therefore, we advocate a passive, index-based approach to long-term investing. We aim to excel at the three things clients can control to reliably improve their long-term, after-tax returns: fees, taxes, and diversification. Our globally diversified multi-asset class investment products serve clients who prefer to delegate the management of their entire portfolio to us and our single-asset class products serve clients who prefer a self-directed approach. Our globally diversified multi-asset class products consist of portfolios of low cost index-based ETFs enhanced with tax-loss harvesting and our single-asset class products include direct indexing for the S&P 500 and Nasdaq 100 (S&P 500 Direct, Nasdaq-100 Direct, respectively), a US Treasury bond ladder, a bond portfolio diversified across a number of different types of bond ETFs and our Stock Investing product which allows you to invest in individual stocks and ETFs. We receive revenue from all our investment advisory products, other than Stock Investing, through asset-based fees. Our investment advisory fees are calculated by multiplying our advisory fee, (0.25% for our most popular product - our globally diversified multi-asset class portfolio of low cost ETFs), by the market value, less fee waivers, of assets held in client accounts. Costs primarily consist of clearing and execution, money movement, tax reporting, client account maintenance, and individual retirement accounts’ custodial expenses. For fiscal 2026 and fiscal 2025, revenue from our investment advisory products constituted approximately 25% and 24% of our total revenue, respectively.
Securities-Based Borrowing and Lending:
We offer clients with a minimum account balance of $25,000 a simple, fast, and low cost way to borrow cash against up to 30% of the securities in their eligible investment accounts using a Portfolio Line of Credit (“PLOC”). We offer PLOC to clients through our omnibus margin lending arrangement with RBC Clearing & Custody, which is subject to customary industry terms. RBC Clearing & Custody extends loans to Wealthfront Brokerage LLC, which then lends these funds to Wealthfront Brokerage LLC clients. Wealthfront Brokerage LLC provides client securities as collateral for such loans and is charged interest by RBC Clearing & Custody on the overall balance of margin loans taken out by clients. As of January 31, 2026, our borrowing rates are among the lowest in the industry, currently 1.08% above the prevailing Effective Federal Funds Rate (“EFFR”), and provide an economical liquidity solution to our clients. We generate revenue from the interest clients pay on the overall balance of their margin loans, less the interest charged by RBC Clearing & Custody described above.
We also enable clients to earn cash income by lending securities they own through our Fully Paid Securities Lending (“FPSL”) program. Clients can opt in or out of the FPSL program at any time. If a participating client opts in and meets our lending requirements, the client authorizes Wealthfront Advisers LLC to lend the client’s fully paid securities to Wealthfront Brokerage LLC, which lends such securities to unaffiliated third-party financial institutions. These loans are collateralized with cash received from the unaffiliated third-party borrowers, and clients receive 50% of the net interest revenue generated from the loans. We offer our FPSL program through an arrangement with Sharegain, a leading securities lending platform provider.
We receive revenue from our securities-based borrowing and lending products primarily through interest received for our PLOC margin lending services. For fiscal 2026 and fiscal 2025, revenue from our securities-based borrowing and lending services was immaterial, constituting approximately 0% in both fiscal years. There are also immaterial costs associated with our borrowing and lending products.
Home Lending:
We launched early access to our Home Lending Product on November 19, 2025 and general availability to clients in Colorado on April 6, 2026. This new offering brings Wealthfront’s software-driven approach to the mortgage process with the aim of helping clients benefit from low rate and self-serve applications, without hidden fees or sales calls.
Entering the mortgage industry is a natural and strategic product expansion that exemplifies Wealthfront’s focus on using technology to help digital natives earn more on their savings, borrow at lower rates, and keep more of their returns. Ideal for clients looking for highly competitive rates and a streamlined mortgage process, Wealthfront Home Lending is designed to lower borrowing costs without charging hidden fees, or requiring asset minimums or points. By leveraging Wealthfront's software-driven platform to power the entire product experience and focusing our marketing efforts on existing clients, we are able to decrease the costs of originating a loan and use those savings to help clients pay less on their mortgage. For fiscal year 2026, revenue from our Home Lending Product was immaterial.
Our Home Lending Product is structured as a non-delegated lender funding loans with a warehouse line of credit and generates revenue primarily from selling loans to a takeout investor and origination fees. The non-delegated mortgage framework allows us to maintain an asset-light approach to the business while retaining the control over the client experience throughout the origination process.
Financial Planning:
We provide individualized, software-based financial planning to help clients optimize their finances, giving them insight into their projected future net worth, and guidance on the cost of homeownership, early retirement, prolonged time off from their careers, or saving for college. These personalized insights and advice are provided for free, without ever needing to talk to a financial planner. We do not currently earn revenue from, and do not allocate costs to, our financial planning services.

Our Platform
We aim to build products that deliver the best possible user experience that digital natives have come to expect when interacting with technology platforms. These products and the user experience they provide are made possible by our proprietary technology infrastructure, industry partners, network of program banks, and a culture of automation that permeates our entire organization. Together, these form the core of the Wealthfront platform.
Each step of building our platform has been deliberate and the product development process is iterative. We constantly build, refine, and deploy new features and products to our client base. We choose to build products which together form a coherent ecosystem of financial products, rather than a supermarket of options. We’re not in a race to recreate all financial products offered by incumbents. Instead, we design solutions to problems experienced by our clients.
Proprietary Technology
Omnibus Brokerage Platform
Our proprietary omnibus brokerage platform is the foundation for our investing and cash management solutions. It helps us to continually improve the client experience, launch new products, and reduce costs. Our unrelenting focus on automation allows for extraordinary operating leverage and scalability, and enables us to deliver a broad spectrum of investment products and brokerage services, such as tax-loss harvesting, direct indexing and portfolio line of credit.
Fully Integrated Brokerage and Cash Management
Our brokerage platform seamlessly integrates with our cash management and investing solutions, creating a cohesive and streamlined client experience. As a result, clients are able to take advantage of instant transfers and earn interest at an industry-leading APY on all their cash assets.
Financial Data Aggregation
Data received from financial institutions or data aggregators must be cleansed and processed before it can be presented to our clients. The insights from our proprietary cleansing and processing data platform, combined with our fully integrated brokerage and cash management inform our automated holistic financial planning software experience.
Data and Analytics Platform
Our data and analytics platform gathers client activity both within the Wealthfront platform and from external sources. This data is then used to create a comprehensive profile of each client, which forms the foundation for our financial advice and product recommendations. Additionally, this process helps us to understand how clients interact with both our products and third party offerings, which in turn informs the direction of our product roadmap.
Our Product-Led Growth Strategies
Since inception, Wealthfront has primarily pursued a product-led growth strategy designed to turn client delight into organic virality. We focus on building automated, high-value financial solutions that solve the specific needs of digital natives who prioritize seamless, mobile-first experiences.
Core Pillars of Our Strategy
Automation-First Development: We only offer financial services that we can fully automate through our proprietary technology infrastructure. This allows us to be the low-cost producer in every category we enter, enabling us to share the savings with our clients to deliver superior value—such as industry-leading APYs and lower advisory fees.

Aligned Incentives: We succeed when our clients succeed. By avoiding transactional fees and conflicted human advice, we build a trust-based relationship that encourages clients to consolidate more of their assets on our platform over time.
Organic Client Acquisition: Our business scales through an intentional organic acquisition engine driven by a strong word-of-mouth referral pipeline, which we believe is a competitive advantage in an industry where digital natives are not easily swayed by generic advertisements. This momentum is evidenced by the fact that over 50% of our new clients were referred by existing clients over the past two fiscal years.
Continuous Feedback Loop: We use data insights from our automated financial planning software to understand our clients’ evolving needs. This allows us to rapidly iterate and launch new products—such as Home Lending and Stock Investing—that deepen our share of a growing wallet with our existing clients.
The Unique Economics and Compounding Growth Model of Wealthfront
Our financial model is designed to scale efficiently as clients trust us with more assets and it has proven to be resilient over multiple stock market cycles and macroeconomic environments since inception.
Drivers of Our Growth
Our incentives are fundamentally aligned with our clients’ best interests. As our clients’ wealth grows, so does our revenue. This dynamic allows us to scale efficiently by deepening relationships with existing clients rather than solely relying on new client acquisitions. Our product-led growth engine and long-term investment strategy through volatile macroeconomic trends drive our durable compounding growth.
Client Wealth Grows Our Revenue
Our revenue, earned primarily from platform asset-based fees, grows as clients’ wealth increases and they trust us with more assets. This aligns our incentive to grow the business directly with our clients’ long-term financial success, allowing us to focus solely on growing and maintaining their wealth, unlike many FinTechs incentivized to encourage transaction velocity.
Existing Clients Fuel Efficient, Consistent Growth
Most of our assets and growth come from existing clients: digital natives seeking to build their wealth. Clients typically join our platform seeking a specific solution and initially fund their first account with $10,000 to $30,000 in their first 30 days. As their trust in us builds over time, clients begin to consistently add deposits, often through regular weekly or monthly contributions, or larger one-time infusions from bonuses, liquidity events or inheritances, and adopt additional products. The average platform assets per client was approximately $66,000 on the platform as of January 31, 2026 with more than 17% of clients having recurring or direct deposits.
Our highly loyal, mostly organically acquired client base is also quick to adopt new products or incentives, such as our interest rate referral incentive program, amplifying viral growth moments. These behaviors help create predictable, recurring revenue growth.
Products Drive Cost Effective Organic New Client Growth
We rely almost exclusively on organic growth, understanding that great companies are built through word of mouth fueled by client delight and exceptional products. This is a deliberate strategy: win new clients with exceptional products rather than outspend competitors on marketing to drive new client acquisition. We understand that building great products is a long-term investment, turning new clients into loyal long-term advocates.

Built-In Cost-Free Compounding Asset Growth
We benefit from built-in cost-free, compounding revenue growth on both investment advisory and cash management assets. Our equity-oriented investment advisory assets (e.g., passively managed diversified index-based ETF portfolios, S&P 500 Direct, Nasdaq-100 Direct) typically compound over long periods at around 6% to 9% annually due to market appreciation, which, though volatile at times, has historically recovered quickly after market downturns. Our cash management assets also enjoy cost-free compounding growth from an industry-leading interest rate (historically up to 5% APY).
Long-Term Investment Strategy through Volatile Macroeconomic Conditions
Equity markets and interest rates often move inversely, providing a natural hedge that enables our business to be durable, and grow steadily and profitably across most economic conditions. The potential for macroeconomic shifts emphasizes the importance of not only having a comprehensive suite of uncorrelated financial products, but also the versatility of employing client acquisition strategies to quickly adapt to the environment. For example, in stronger macroeconomic environments with low interest rates, our investment advisory and home lending products become more popular. In weaker macroeconomic environments with higher interest rates, our cash management products become more popular. When a client initially funds either a cash management or investment advisory account and subsequently funds the other type of account, we define this as cross product adoption. As of January 31, 2026, our cross product adoption rate was 61% on an asset basis and 27% on a client basis. We also benefit from our clients’ commitment to passive investing, which reduces withdrawals during market downturns, further stabilizing our growth.
Software-Driven, Automated Services Lead to High Margins for Us and More Value for Our Clients
Our focus on automation streamlines service delivery, requiring far fewer employees than traditional approaches. Nearly half of our employees as of January 31, 2026 were software engineers, and we operate without salespeople or financial advisors, which our clients prefer. Consequently, our software-driven service model generates a better user experience and higher operating margins that can be shared with clients and reinvested into product improvement and platform development.
Competition
We operate in a highly competitive market that is constantly evolving to meet the changing financial needs of new generations. Our primary competition is inertia: our clients require a significant value proposition over their current status quo to accept the burden and cost of moving their assets to a new platform. Inertia primarily benefits incumbent financial institutions that potential clients may use for banking or wealth management services. Wealthfront is purpose built to overcome this inertia by aligning with the needs of digital natives and creating an intuitive and easy-to-use platform.
We also compete against the challenges of complacency, risk aversion, and lack of financial education among potential clients. Many individuals may be hesitant to explore new financial solutions due to a comfort with familiar, yet outdated, systems or a fear of taking risks with their investments. Additionally, a lack of financial education may prevent clients from fully understanding the benefits and opportunities available through innovative platforms like Wealthfront. Complacency, risk aversion, and lack of financial education among potential clients primarily benefit incumbent financial institutions, investment platforms and brokerage platforms, which may be more familiar to potential clients. To address these challenges, we prioritize transparency, education, and empowerment, equipping clients with the knowledge and tools they need to make informed decisions and embrace modern financial strategies that align with their goals.
We face competition from incumbent financial institutions, investment platforms, brokerage platforms, and FinTech firms. We also compete with traditional financial advisors; however, we believe that historically they have not effectively served digital natives, who prefer seamless digital and mobile experiences over in-person interactions and may not initially be able to meet the minimum investments required by traditional financial advisors.
We built our competitive moat through focusing on what our clients need, not what competitors are doing. At the core of this moat is a unique business model. Our business model drives the key competitive factors that define our success:
•Ability to attract and retain clients through building trust, driven by aligned incentives;
•Narrow focus on and adaptability to the evolving preferences of digital natives;
•Intuitive, easy-to-use financial products that meet the evolving needs of clients;
•Innovative and diverse product offerings;
•Operational efficiency through streamlined processes and automation;
•Engineering talent that drives continuous innovation and technological advancement;
•Cost of products and services rendered; and
•Reputation and brand recognition.
We believe we are well positioned to win and succeed in this market. Wealthfront’s value proposition is built on long-term wealth accumulation, prudent financial management, and most importantly, client trust. Wealthfront earned the trust of emerging digital-native generations in their prime phase of wealth accumulation, a definitive advantage over incumbents and other FinTech peers. We consistently innovate on our financial solutions to provide clients with the best products to manage their financial lives and are prepared to help guide our clients along their financial journeys.
Our Employees and Culture
Our culture is built on a deep-seated belief in automation, transparency, and a relentless focus on solving complex problems to deliver long-term value to our clients.
As of January 31, 2026 we had 391 full-time employees, located across the United States and Canada.
At our core, we are a technology company. Our culture is deeply rooted in engineering principles and a commitment to automation. As a result, approximately half of our employees are engineers. We seek to automate every possible function of our service to reduce costs for our clients, minimize human error, and scale our platform efficiently. This “automation-first” mindset extends beyond our product and into our internal operations. We empower our employees to identify inefficiencies and build solutions that allow them to focus on high-impact work. This philosophy attracts intellectually curious individuals who are passionate about building durable, scalable systems and who thrive on solving challenging technical and financial problems.
We compete for talent with a broad range of technology and financial services companies. Our ability to attract, develop, motivate, and retain top-tier talent is critical to our continued success. We hire for intellectual horsepower, a passion for our mission, and a demonstrated ability to execute. Our team comprises individuals with diverse backgrounds from leading technology firms, financial institutions, and academic institutions. This blend of expertise allows us to foster a unique environment of innovation where technology and finance intersect to redefine the financial services industry.
We invest heavily in the growth and development of our employees through mentorship programs, ongoing learning opportunities, and a culture that encourages taking on significant ownership and responsibility early in one’s career.

A cornerstone of our compensation strategy is providing every employee with a meaningful equity stake in the company. We believe that employee ownership fosters a long-term perspective and a shared commitment, directly connecting the success of our employees with the value we create for our clients and stockholders.
Intellectual Property
Our intellectual property is an important aspect of our business and helps us maintain our competitive position. To establish and protect our rights in our proprietary intellectual property, we rely upon a combination of trade secret, trademark, patent, and copyright laws, and contractual restrictions such as confidentiality agreements, licenses, and intellectual property assignment agreements.

As of January 31, 2026, we had one registered trademark in the United States for the Wealthfront word mark. The registration is effective through November 15, 2031, and may be renewed periodically; provided that we, as the registered owner, or our licensees where applicable, comply with all applicable renewal requirements including, where necessary, the continued use of the trademark in connection with similar services and goods. We currently have two additional trademark applications pending to register and/or expand Wealthfront-based marks and may choose to pursue further registrations to the extent we believe it would be beneficial and cost effective. We also have issued trademarks and/or pending trademark applications in Canada, the United Kingdom, and the European Union. Additionally, we own several domain names, including www.wealthfront.com.

As of January 31, 2026, we had five issued patents in the United States. Our patents issued in the United States begin expiring in April 2042, excluding any patent term adjustment.

We control access to our intellectual property and confidential information through internal and external controls. We maintain a policy requiring our employees, contractors, consultants and other third parties to enter into agreements that contain confidentiality provisions to control access to, and invention or work product assignment provisions to secure ownership of, our proprietary information. Intellectual property laws and our procedures and restrictions provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, or misappropriated.
Government Regulation
U.S. and non-U.S. laws and regulations apply to many key aspects of our current business operations and future business plans. Failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, administrative enforcement actions, sanctions, civil and criminal liability, and constraints on our ability to continue to operate. For additional information relating to regulation and regulatory actions, see the sections titled “Risk Factors—Risks Related to Regulatory and Legal Matters” and “Business—Legal Proceedings.”
Cybersecurity and Data Privacy
Our business collects, stores, shares, discloses, transfers, uses, and otherwise processes a wide variety of information, including personal information, such as non-public financial information, of individuals across every state in the United States. As a result, we are subject to numerous U.S. federal and state data protection, privacy and security laws, rules, regulations, policies, self-regulatory or other industry standards, contractual obligations, and other legal obligations regulating the collection, storage, sharing, disclosure, transfer, use, protection, and other processing of personal information, and compliance with such laws, rules, regulations, policies, standards, and obligations is core to our strategy and integral to the creation of trust in our platform. Our handling of data and personal information is also subject to contractual obligations.

In the United States, various federal and state laws and regulations apply to the collection, processing, disclosure, and security of personal information. Additionally, financial industry regulators apply particular scrutiny toward privacy and cybersecurity. The primary federal financial privacy law, the

Gramm-Leach-Bliley Act of 1999 and its implementing regulations (the “GLBA”), restricts the collection, processing, storage, use, and disclosure of non-public personal information, requires notice to individuals of privacy practices, and provides individuals with some rights to prevent the use and disclosure of nonpublic or otherwise legally protected information. The GLBA also imposes requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Further, with respect to federal securities regulations, Wealthfront Brokerage LLC, Wealthfront Advisers LLC, and Wealthfront Strategies LLC are subject to SEC Regulation S-P, which implements the GLBA and requires covered financial institutions to, among other things, adopt written policies and procedures that address administrative, technical, and physical safeguards for the protection of customer information. In May 2024, the SEC approved amendments to Regulation S-P, which apply to broker-dealers, registered investment advisers, and funds, and add new requirements for incident response, service provider oversight and recordkeeping, among other changes. Additionally, we are subject to the laws and regulations promulgated under the authority of the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to privacy, data protection, and data security.

At the state level, numerous states have enacted, or are in the process of enacting, state-level financial privacy laws, as well as comprehensive consumer data privacy laws and regulations, governing the collection, use, and processing of state residents’ personal information. Many of these laws broadly exempt entities covered by the GLBA; other laws such as the California Consumer Privacy Act (as amended, the “CCPA”), exempt only personal information that is subject to the GLBA. The CCPA applies to the personal information of California residents collected in the employment, job applicant, and business-to-business settings. The CCPA requires covered businesses to, among other things, provide certain disclosures to individuals in California, and affords such individuals data privacy rights such as opting out of the sale or sharing of personal information, accessing personal information, deleting personal information, correcting personal information, limiting the use and disclosure of sensitive personal information, and receiving detailed information about how personal information is collected, used, sold, and shared. In the future, additional states could also adopt data privacy legislation, which may include more stringent data privacy requirements. In addition to these state level comprehensive consumer data privacy laws, all 50 states have enacted breach notification laws, which include obligations to provide notification of security breaches that impact certain personal information to affected individuals, state regulators, and others.

This existing and new legislation, as well as their amendments, interpretations, and applications, may add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment of resources in our compliance programs, impact our strategies and the availability of previously useful data, and could result in increased compliance costs and changes in our business practices and policies. We may be required to modify our data processing practices and policies and incur substantial compliance-related costs and expenses in connection with these and any other future data privacy, protection or security related laws, rules, or regulations, and they may also increase our potential exposure to regulatory enforcement and litigation.

With respect to cybersecurity, we and our third-party service providers have implemented a variety of technical and organizational security measures and other procedures and protocols designed to protect our data and information, including personal information and other confidential or sensitive information pertaining to our clients, employees, and other users. Despite measures we put in place, we and our third-party service providers may be unable to anticipate or prevent unauthorized access to such information, including personal information. If our privacy, data protection, or data security measures or those of our third-party service providers are inadequate or are breached, or otherwise compromised, and as a result, there is improper use, disclosure, or other processing of, or someone obtains unauthorized access to, personal, confidential, or sensitive information on our systems or our third-party service providers’ systems, or if we or our third-party service providers suffer a ransomware or other advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our brand and business may be harmed, we may incur significant financial losses, costs, and liability associated with remediation and the implementation of additional security measures, and be subject to negative publicity, litigation, regulatory scrutiny, governmental investigations, and other actions.

See the section titled “Risk Factors—Risks Related to Cybersecurity and Data Privacy” for additional information.
Consumer Financial Protection
The CFPB and other federal, local, state and foreign regulatory agencies regulate financial products and services, including credit, deposit, and payments services, and other similar services. These agencies have broad consumer protection mandates, and they promulgate, interpret and enforce rules and regulations that may affect our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) explicitly excludes firms overseen by the SEC from the CFPB’s enforcement authority. However, SEC-registered entities like Wealthfront Advisers LLC, Wealthfront Strategies LLC, or Wealthfront Brokerage LLC remain subject to CFPB regulations to the extent they provide certain consumer financial products and services that fall under CFPB’s jurisdiction. As we expand the scope of our provisions of consumer financial services beyond core securities activities that would otherwise be overseen by the SEC and/or FINRA, these additional products and services may be subject to the complex web of consumer financial services regulations promulgated by the CFPB and other regulatory authorities. If we become subject to regulation by, or enforcement actions from, the CFPB and other regulatory authorities, it could, among other things, impair our ability to grow our business, subject us to financial penalties and liabilities, and otherwise adversely affect our business, operating results, and financial condition.

If the CFPB changes or modifies federal consumer financial protection regulations under its rulemaking authority, modifies, through supervision or enforcement, past regulatory guidance, or interprets existing regulations in a different or stricter manner than prior interpretations by us, the industry, or other regulators, our compliance costs and litigation exposure may increase materially.

Although we have committed resources to enhancing our compliance programs, future enforcement actions by the CFPB and other regulatory authorities against us or our program banks may discourage the use of our products or platform, which may harm our brand, result in the loss of program banks, cause clients to stop using our services or products, impair our ability to grow our business, and otherwise adversely affect our business, operating results, and financial condition.
Anti-Money Laundering
The Bank Secrecy Act, as amended by the USA PATRIOT ACT of 2001 (the “BSA/USA PATRIOT Act”), applies to Wealthfront Brokerage LLC and applicable implementing regulations and related FINRA rules requires it to develop an anti-money laundering (“AML”) program to assist in the prevention and detection of money laundering and combating terrorism. The AML program includes written policies and procedures, employee training, the designation of an AML compliance officer, periodic independent audits, customer identity verification requirements, and infrastructure necessary to identify and report suspicious activity. In August 2024, the Financial Crimes Enforcement Network (“FinCEN”) issued a final rule that will subject certain investment advisers, including registered investment advisers, to similar requirements. The rule, which was originally scheduled to go into effect on January 1, 2026 until FinCEN extended its implementation date to January 1, 2028, will impose additional regulatory obligations related to AML on Wealthfront Advisers LLC and Wealthfront Strategies LLC. Further, FinCEN has stated it will also evaluate the still-pending Customer Identification Program (“CIP”) rule prior to January 1, 2028. Depending on the scope of the final CIP rule, this rule will also impose substantial regulatory obligations on Wealthfront Advisers LLC and Wealthfront Strategies LLC. To comply with the BSA/USA PATRIOT Act and related FINRA rules, in addition to other anticipated new rules and regulations such as the FinCEN CIP rule, we have a Financial Crimes Compliance team that is responsible for developing and implementing our enterprise-wide programs for compliance with the various AML and counter-terrorist financing laws and regulations.
Economic Sanctions
We are subject to U.S. economic sanctions laws, regulations, and executive orders including those administered by the Office of Foreign Assets Control (“OFAC”), the primary economic sanctions regulator in the United States. U.S. sanctions laws and regulations impose requirements on us and our program banks in connection with preventing targeted jurisdictions and persons from accessing the U.S. financial system and depriving economic sanctions targets of U.S.-connected property. We have policies and procedures in place to comply with these requirements, including the screening of transactions and clients to identify the involvement of OFAC-targeted persons and jurisdictions.

See the sections titled “Risk Factors—Risks Related to Regulatory and Legal Matters,” “Risk Factors—Risks Related to Our Platform, Systems, and Technology,” and “Risk Factors—Risks Related to Our Business and Industry.”
Regulation of Our Investment Adviser Subsidiaries
Registration
Each of Wealthfront Advisers LLC and Wealthfront Strategies LLC is registered with the SEC as an investment adviser under the Advisers Act, and subject to regulation by the SEC. Registration does not imply a certain level of skill or training. Each of Wealthfront Advisers LLC and Wealthfront Strategies LLC is subject to the Advisers Act, including the antifraud provisions of the Advisers Act and the other federal securities laws, and the rules promulgated thereunder. The SEC is authorized to inspect the business activities of registered investment advisers at any time and is also authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the other federal securities laws, ranging from fines and censures to termination of an adviser’s registration. For example, in December 2018, Wealthfront Advisers LLC entered into a settlement with the SEC in connection with an investigation regarding compliance with certain applicable investment advisory regulations. In connection with this settlement, Wealthfront Advisers LLC was required to pay a fine, and resulting media coverage of the investigation and settlement created negative publicity for our company. See the section titled “Risk Factors—Risks Related to Regulatory and Legal Matters—We have in the past been, and may in the future become, involved in litigation and regulatory inquiries, examinations, or proceedings that could negatively affect us.”

Fiduciary Duty
As investment advisers, Wealthfront Advisers LLC and Wealthfront Strategies LLC each have a fiduciary duty to their respective clients. This fiduciary duty includes both a duty of care and a duty of loyalty. The duty of care requires Wealthfront Advisers LLC and Wealthfront Strategies LLC to provide investment advice that is in the best interest of each client, based on a reasonable understanding of the client’s individual objectives and profile. The duty of loyalty requires Wealthfront Advisers LLC and Wealthfront Strategies LLC to eliminate or make full and fair disclosure of all material conflicts of interest that could affect the advisory relationship with any client. The SEC has interpreted this fiduciary duty to impose standards, requirements, and limitations on, among other things: the provision of investment recommendations to clients, trading for proprietary, personal and client accounts; allocations of investment opportunities among clients; and execution of client transactions. In addition to being a legal requirement, we believe that fulfilling Wealthfront Advisers LLC’s and Wealthfront Strategies LLC’s fiduciary duty is essential to our success, as it helps us increase our growth rate and engagement with clients, while serving the long-term interests of our company and our stockholders. Therefore, we may have forgone, and may in the future forego, certain expansion or short-term revenue opportunities that we do not believe are in the long-term interests of our clients, our company, and our stockholders. See the section titled “Risk Factors—Risks Related to Our Business and Industry—Wealthfront Advisers LLC’s

and Wealthfront Strategies LLC’s duties to act as fiduciaries for our clients could conflict with the short-term interests of our business.”

Scope of Investment Adviser Regulatory Framework
As SEC-registered investment advisers, each of Wealthfront Advisers LLC and Wealthfront Strategies LLC is subject to a comprehensive regulatory framework designed to protect clients and promote market integrity. Under the Advisers Act, each of Wealthfront Advisers LLC and Wealthfront Strategies LLC must comply with a wide range of requirements and restrictions (in addition to the fiduciary duty described above), including, among other things: requirements to maintain written, effective, and comprehensive compliance policies and procedures reasonably designed to prevent violations of the Advisers Act and applicable rules thereunder; requirements to maintain extensive books and records; requirements to deliver disclosures to current and prospective advisory business clients, including through Form ADV “brochures” and “brochure supplements”; restrictions on the types of fees they may charge; requirements regarding the custody of client assets; compliance with client privacy regulations under Regulation S-P; restrictions governing advertising and marketing practices; and limitations on the solicitation of clients. The SEC has authority to inspect Wealthfront Advisers LLC and Wealthfront Strategies LLC at any time and typically inspects a registered adviser periodically to determine whether the adviser is conducting its activities (i) in accordance with applicable laws; (ii) in a manner that is consistent with disclosures made to clients; and (iii) with adequate systems and procedures to ensure compliance. The failure of Wealthfront Advisers LLC or Wealthfront Strategies LLC to comply with relevant regulations could have a material adverse effect on our business.
Brokerage Regulation and Regulatory Capital and Deposit Requirements
Registrations and Licenses
We operate one broker-dealer, Wealthfront Brokerage LLC, a subsidiary of Wealthfront Corporation. Client assets are held in brokerage accounts at Wealthfront Brokerage LLC, which has in place an omnibus clearing arrangement with RBC Clearing & Custody for clearing functions, including in relation to the facilitation of trade settlement and extension of margin credit. Wealthfront Brokerage LLC is registered as a broker-dealer with the SEC, is a member of FINRA, and is licensed as a securities broker-dealer in all 50 U.S. states, the District of Columbia, Guam, Puerto Rico, and the U.S. Virgin Islands. Wealthfront Brokerage LLC is not licensed or authorized to conduct business in any other country, nor currently a member of any U.S. national securities exchange. Wealthfront Brokerage LLC is subject to regulation by the SEC, FINRA, and other self-regulatory organizations (each, an “SRO”) of which it is or may become a member, and the U.S. states and territories in which it operates. The Exchange Act generally grants the SEC broad administrative powers, including the power to limit or restrict Wealthfront Brokerage LLC’s activities in the event of its failure to comply with federal securities laws. In addition, FINRA has adopted extensive regulatory requirements relating to sales practices, registration of personnel, compliance and supervision, and compensation and disclosure, to which Wealthfront Brokerage LLC and its personnel are subject. FINRA and the SEC also have the authority to conduct periodic examinations of Wealthfront Brokerage LLC, and may also conduct administrative proceedings, and have the authority to levy fines and other penalties on Wealthfront Brokerage LLC. Additional sanctions that may be imposed for failure to comply with applicable law include the prohibition of individuals from associating with a broker-dealer, the revocation of registrations and other censures and fines. The failure of Wealthfront Brokerage LLC to comply with applicable regulation could therefore have a material adverse effect on our business. Even if an investigation or proceeding did not result in a sanction or the sanction imposed against us or our personnel by a regulator was small in monetary amount, the adverse publicity relating to the investigation, proceeding, or imposition of these sanctions could harm our reputation and cause us to lose existing clients or fail to gain new clients.

Scope of Regulation
The principal purpose of regulating broker-dealers is the protection of clients and securities markets. The regulations cover all aspects of the broker-dealer business and operations, including, among other things, sales and trading practices, reporting requirements, client onboarding, advertising and marketing, publication or distribution of research, margin lending, uses and safekeeping of clients’ funds and securities, capital adequacy, recordkeeping, reporting, fee arrangements, disclosures to clients, suitability, acting in clients’ best interests when making recommendations to retail clients, client privacy, data protection, information security and cybersecurity, the safeguarding of client information, the sharing of client information, best execution of client orders, public offerings, client qualifications for margin and options transactions, registration of personnel, business continuity planning, transactions with affiliates, conflicts, and the conduct of directors, officers and employees.

Net Capital Requirements
Wealthfront Brokerage LLC is subject to Rule 15c3-1 under the Exchange Act (the “Uniform Net Capital Rule”) and related SRO requirements. The Uniform Net Capital Rule specifies minimum capital requirements intended to ensure the general financial soundness and liquidity of broker-dealers. Generally, a broker-dealer’s net capital is its net worth plus qualified subordinated debt less deductions for certain types of assets. The Uniform Net Capital Rule effectively requires that most of a broker-dealer’s assets be maintained in a relatively liquid form. The SEC and FINRA rules require notification when net capital falls below certain thresholds, or when withdrawals of capital exceed certain thresholds. These rules also dictate a broker-dealer’s maximum ratio of debt to equity. If Wealthfront Brokerage LLC fails to maintain specified levels of net capital, Wealthfront Brokerage LLC could be subject to immediate suspension or revocation of registration, and suspension or expulsion could ultimately lead to the liquidation or wind-up of Wealthfront Brokerage LLC. In addition, the SEC and FINRA may place restrictions on our ability to expand our existing business or to commence new businesses in the event of such failure. Such failure could also constitute a default by us of certain debt covenants under our Amended Revolver. The Uniform Net Capital Rule and FINRA requirements restrict Wealthfront Brokerage LLC from paying cash dividends, making unsecured advances or loans to affiliates, or repaying subordinated loans. For example, Wealthfront Brokerage LLC is restricted from making such payments that would result in it having a net capital amount of less than 5% of its aggregate debit balances or less than 120% of its applicable minimum dollar requirement. Moreover, these requirements also can limit Wealthfront Brokerage LLC’s ability to pay cash dividends, make unsecured advances or loans to affiliates or repay subordinated loans, for example, if Wealthfront Corporation contributed capital to Wealthfront Brokerage LLC within the previous year, repayment of that capital to Wealthfront Corporation would result in the original capital contribution being considered a loan, leading to adverse net capital consequences for Wealthfront Brokerage LLC. The minimum dollar net capital requirement for Wealthfront Brokerage LLC is the greater of $250,000 or 2% of aggregate debit items as computed under the Uniform Net Capital Rule. As of January 31, 2026, Wealthfront Brokerage LLC’s net capital was $150.3 million, which exceeded the requirement by $145.2 million.

Rule 15c3-3 Reserve and Custody Requirements
Wealthfront Brokerage LLC is subject to Rule 15c3-3 under the Exchange Act (“Rule 15c3-3”), which includes cash and securities segregation protection requirements. Pursuant to Rule 15c3-3, Wealthfront Brokerage LLC is required to maintain on deposit in a Special Reserve Bank Account for the Exclusive Benefit of Customers, based on weekly computations completed in a manner specified by the rule, an amount that is generally the difference between the amount of money Wealthfront owes clients and the amount of money Wealthfront clients owe it. As of January 31, 2026, Wealthfront Brokerage LLC had a cash balance segregated pursuant to Rule 15c3-3 of $10.4 million. Rule 15c3-3 also requires Wealthfront Brokerage LLC to determine daily the amount of client fully-paid securities and excess margin securities over which it is required to maintain possession or control and, in the event of deficits, Wealthfront Brokerage LLC must take action specified by regulation.

Margin Requirements
Wealthfront Brokerage LLC’s margin lending activities, which are supported by its omnibus margin lending arrangement with RBC Clearing & Custody, are subject to limitations imposed by the rules and regulations of the Board of Governors of the Federal Reserve and FINRA. RBC Clearing & Custody is separately subject to such requirements in relation to its omnibus lending arrangement with Wealthfront Brokerage LLC. In general, these rules and regulations provide for initial margin requirements and that, in the event of a significant decline in the value of securities collateralizing a margin account, broker-dealers are required to obtain additional collateral from the borrower or liquidate the borrower’s security positions. In addition, broker-dealers are limited in the amount they may lend in connection with certain purchases and short sales of securities and are also required to impose certain maintenance requirements on the amount of securities and cash held in margin accounts. FINRA rules specify additional rules for customers who are “pattern day traders” as defined under FINRA rules.

Best Execution
As a registered broker-dealer, Wealthfront Brokerage LLC is also subject to “best execution” requirements under SEC guidelines and FINRA rules, which require Wealthfront Brokerage LLC to seek the best reasonably available terms for client orders. In part, this requires broker-dealers to use reasonable diligence so that the price to the client is as favorable as possible under prevailing market conditions, taking into account, among other things, the character of the market for the security, including price, volatility, relative liquidity and pressure on available communications, the size and type of transaction, the number of markets checked, accessibility of the quotations, and the terms and conditions of the client’s order. Although a broker-dealer is not required to examine every customer order individually for compliance with its duty of best execution, it must undertake regular and rigorous reviews of the quality of its customer order executions.
Wealthfront Brokerage LLC routes its clients’ orders to certain unaffiliated market makers for execution using its order routing system, which allocates a higher percentage of order flow to executing brokers that demonstrate higher execution quality, including but not limited to those that provide the best price (relative to prevailing market prices at the time of such orders) for each client’s order. Wealthfront Brokerage LLC reviews the quality of execution it receives from the market makers and chooses which market maker to which to route orders, in each case based on a number of factors that are more fully discussed in the Supplemental Materials of FINRA Rule 5310, including, where applicable, but not necessarily limited to, speed of execution, price improvement opportunities, differences in price disimprovement (i.e., situations in which a client receives a worse price at execution than the best quotes prevailing at the time the order is received by the market), likelihood of executions, the marketability of the order, size guarantees, service levels and support, the reliability of order handling systems, client needs and expectations, transaction costs and whether the firm will receive remuneration for routing order flow to such market makers. Price improvement is available under certain market conditions and for certain order types, and Wealthfront Brokerage LLC regularly monitors executions to test for whether such improvement, if available, was provided. Wealthfront Brokerage LLC does not receive compensation from its executing brokers, including payment for order flow, in connection with trades it places on behalf of clients.

Borrowing and Lending
Broker-dealers such as Wealthfront Brokerage LLC are regulated by Federal Reserve Board Regulation T when extending credit to clients in connection with securities lending activities, and clients are regulated by Federal Reserve Board Regulation X, in both cases examined and enforced for broker-dealers and their customers by the SEC and FINRA. Broker-dealers are also subject to SEC Rule 8c-1 when hypothecating client securities, and are subject to FINRA Rule 4210 (as to margin lending programs, such as the Company’s PLOC product) and FINRA Rule 4330 (as to the Company’s fully-paid securities lending program). Securities lending programs (both margin lending and fully-paid securities lending) also trigger consequences for Wealthfront Brokerage LLC’s net capital calculation under SEC Rule 15c3-1, and its customer reserve calculation and securities possession and control requirements under SEC Rule 15c3-3.
Company History
Wealthfront was founded in 2008 and launched its automated investment service in 2011. Over time, we expanded from a pure robo-advisor into a broader financial platform offering cash management, investment advisory, borrowing and lending, and financial planning products. In 2025, we completed our IPO on the Nasdaq Global Select Market.
Available Information
On our investor relations website, ir.wealthfront.com, we post the following filings after they are electronically filed with or furnished to the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on 8-K for earnings release, and amendments to those reports filed or furnished pursuant to Section 13(a), 15(d), or 16 of the Exchange Act. All such filings are available, free of charge, on our website as soon as reasonably practicable after we file such material electronically with, or furnish it to, the SEC. The SEC also maintains a website that contains our SEC filings, including Beneficial Ownership Reports on Forms 3, 4, and 5, and all Current Reports on Form 8-K. The address of the site is www.sec.gov.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. Investors should routinely monitor those web pages, in addition to our press releases, SEC filings, and public conference calls and webcasts, as information posted on them could be deemed material information. In addition, we use our social media accounts on X, Instagram, Facebook, and LinkedIn, to communicate information from time to time. It is possible that the information that we post on social media could be deemed to be material to investors. The contents of our websites and social media channels are not intended to be incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our websites and social media channels are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks occur, our business, operating results, financial condition, and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing of such events or a representation as to whether or not such factors or similar events have occurred in the past or their likelihood of occurring in the future.
Summary Risk Factors

Our business is subject to numerous risks and uncertainties of which you should be aware before making a decision to invest in our common stock. These risks, among others, include the following:

•We have experienced historical growth that may not be indicative of our future growth, and if we do not effectively manage our future growth, our business, operating results, and financial condition may be adversely affected. Our rapid growth also makes it difficult to evaluate our future prospects.

•We have a limited operating history with certain of our products and services, which makes it difficult to evaluate our current business and future prospects and increases the risks associated with an investment in our common stock.

•While we recently achieved profitability, we incurred a net loss in the most recent fiscal year and have a history of net losses, and there can be no guarantee that we will achieve or maintain profitability in the future.

•The amount of our platform assets is subject to significant fluctuations. Fluctuations in the amount of our platform assets may be attributable in part to market conditions outside of our control that have had, and in the future could have, an adverse impact on our business, operating results, and financial condition.

•We may experience significant fluctuations in our operating results.

•We face intense competition, and we may be unable to compete effectively in our efforts to attract new clients and retain existing clients, which would adversely affect our business, operating results, and financial condition.

•We cannot accurately predict new client engagement, continued engagement by existing clients, or expansion of existing client engagement, and the impact that such engagement levels may have on our future revenue and operating results.

•If we fail to develop, enhance, or commercialize new, or expand our existing, platform, products, and services, or otherwise invest in engineering, research and development, marketing, and product support activities, in a timely or cost-effective manner, or if we are unsuccessful in these efforts, our ability to grow our business, operating results, and financial condition may be adversely impacted.

•If we fail to successfully develop, maintain, and enhance our brand, or if our reputation is harmed, our business, operating results, and financial condition could be adversely impacted.

•Any failure to securely store and manage our clients’ assets, or other software or equipment failures that may impair our ability to provide our services, could adversely affect our business, operating results, and financial condition.

•Our business is subject to extensive, complex, and changing laws and regulations, and related regulatory proceedings and investigations. Changes in these laws and regulations, or our failure to comply with these laws and regulations, could harm our business.

•Problems with the quality of, or disruptions in, our platform, products and services could adversely impact our brand and reputation and our business, operating results, and financial condition.

•Our business could be materially and adversely affected by a cybersecurity breach or other attack involving our computer systems or data or those of our clients, our third-party service providers, or such service providers’ vendors.

Risks Related to Our Business and Industry

We have experienced historical growth that may not be indicative of our future growth, and if we do not effectively manage our future growth, our business, operating results, and financial condition may be adversely affected. Our rapid growth also makes it difficult to evaluate our future prospects.

We have experienced historical growth and we expect to continue to invest broadly across our organization to support our growth. Our revenue was $365.0 million and $308.9 million for the fiscal years ended January 31, 2026 and 2025, respectively. Our number of employees has grown to 391 as of January 31, 2026 from 328 as of January 31, 2025. Although we have experienced growth in the past, we may not sustain our current growth rates, and we cannot assure you that our investments to support our growth will be successful. Even if our revenue continues to increase, we expect our revenue growth rate to decline in the future as our business matures and our platform achieves more widespread adoption. Accordingly, our historical growth makes it difficult to evaluate our business and future prospects and you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Overall growth of our revenue will depend on a number of factors, including, but not limited to, our ability to:
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
We have added, and intend to add in the future, products and features to our platform and have entered into partnerships that are designed to drive asset and revenue growth, and we intend to promote the usage of these offerings through marketing and promotion. For example, in May 2024, we launched our Automated Bond Ladder and in December 2024, we launched our new S&P 500 Direct portfolio. There can be no assurance that these new products and services will be effective, and any new products or services could fail to attract clients, generate revenue, perform well, or integrate effectively with our other offerings. The introduction of new products and services can lead to increased costs, risks, and difficulties, including challenges in financial planning associated with such new products and services and uncertainty with respect to client engagement. If the assumptions regarding the risks and uncertainties related to new products and services are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business, operating results, and financial condition could be adversely impacted, and we may not be able to maintain or increase our current rate of growth. In addition, developing our offerings, marketing new products and services, designing and implementing promotions to encourage product adoption, and forming new partnerships could have higher costs or otherwise require more resources than anticipated and could adversely impact our business, operating results, and financial condition or dilute our brand.

While we recently achieved profitability, we incurred a net loss in the most recent fiscal year and have a history of net losses, and there can be no guarantee that we will achieve or maintain profitability in the future.
Prior to the fiscal year ended January 31, 2024, we incurred losses each year since our incorporation in 2007. We achieved a net income of $194.4 million and $77.0 million in the fiscal years ended January 31, 2025 and 2024, respectively, but incurred a net loss of $(42.1) million in the fiscal year ended January 31, 2026, and had an accumulated deficit of approximately $142.0 million as of January 31, 2026. We expect our operating expenses to increase in the future, including our general and administrative expenses as a result of increased costs associated with operating as a public company and as we continue to invest for our future growth, including investing in our operating infrastructure, developing our platform, products, and services, investing in research and development, and expanding our marketing activity. As a result of these efforts, there is no guarantee that we will be able to achieve or maintain profitability in future periods at the same level or at all. Further, these anticipated increases in operating expenses will negatively affect our operating results if our total revenue does not increase.
The value and amount of our platform assets is subject to significant fluctuations. Fluctuations in the value and amount of our platform assets may be attributable in part to market conditions outside of our control that have had, and in the future could have, an adverse impact on our business, operating results, and financial condition.
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

We are subject to significant risk of asset volatility from changes in the domestic and global financial, equity, and debt markets. In recent years, the domestic and global financial, equity, and debt markets have experienced substantial volatility. In this regard, such markets may be adversely affected by financial, economic, political, diplomatic, or other instabilities that are particular to the country or region in which a market is located, including changes in tariffs or trade restrictions, acts of terrorism, economic crises, political protests, insurrection, or other business, social, or political crises. Furthermore, global economic conditions, exacerbated by changes in tariffs or trade restrictions; changes in currency exchange rates, interest rates, inflation rates or the yield curve; war; terrorism; natural disasters; financial crises; pandemics; changes in the equity and debt marketplaces; defaults by trading counterparties; bond defaults; revaluation and bond market liquidity risks; other geopolitical risks; the imposition of economic sanctions; and other factors that are difficult to predict. If global economic conditions deteriorate, market values may decline and clients may decide to move their assets, resulting in a decline in the value of our platform assets and harming our business, operating results, and financial condition. For example, changes in financial market prices, currency exchange rates, or interest rates have caused, and could in the future cause, the value of our platform assets to decline, resulting in lower investment advisory fees and/or Cash Account fees. Changing market conditions could also cause an impairment to the value of our intangible assets. Further, the portfolios we manage may be subject to liquidity risks or an unanticipated large number of withdrawals as a result of the events or conditions described above, causing the portfolios to sell securities they hold, possibly at a loss. In the event the value or amount of our platform assets decline significantly, our business, operating results, and financial condition could be adversely impacted.
The imposition of new tariffs, border taxes, or other barriers to trade may directly or indirectly impact our business, operating results, and financial condition and our stock price. For example, in 2025, the United States announced tariffs on imported goods from most countries. While in February 2026, the Supreme Court of the United States declared unlawful some of the existing U.S. tariffs, it remains uncertain how this decision will affect the existing tariffs or whether additional tariffs will be imposed under other laws. Such U.S. tariffs, and any new or additional retaliatory tariffs that may be imposed by other countries in response, may adversely affect our clients and, consequently, demand for our platform. Moreover, the announcement of these tariffs resulted in significant volatility in the stock market and temporarily resulted in a decrease in platform assets, but fully recovered to pre-announcement levels within one month of the tariffs announcement. We are closely monitoring this evolving situation and there can be no assurance that we will be able to mitigate the impacts of any trade measures on our clients, which could adversely impact our business, operating results, and financial condition and our stock price.

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
•a larger suite of products and services;

•larger marketing budgets and organizations;
•more established marketing, banking, and compliance relationships;

•stronger client support services;
•greater resources to make acquisitions;
•lower labor, personnel, and operational costs;
•larger and more mature intellectual property portfolios; and
•substantially greater financial, technical, and other resources.
In addition, our industry is evolving rapidly and has become increasingly competitive, especially with the increase in market share captured by financial technology companies. In this environment, other companies could, and often do, launch new products and services that we do not offer and that could ultimately gain market acceptance more quickly than our platform, products, and services. When we introduce new products, we are often entering markets where established providers have greater experience, deeper industry knowledge, and more entrenched client and other material relationships, which may put us at a disadvantage as we seek to gain market share. Aggressive pricing by competitors could force us to reduce margins in order to remain competitive and our competitors could offer products or services at a price below ours or with an interest rate higher than ours, all of which could adversely affect our business, operating results, and financial condition. Furthermore, we also face competition in our target demographic markets from cryptocurrency, sports betting and prediction market companies, and from financial services companies offering high-risk products such as zero-day options. These offerings may compete with us for client attention and wallet share.

We cannot accurately predict new client engagement, continued engagement by existing clients, or expansion of existing client engagement, and the impact that such engagement levels may have on our future revenue and operating results.
In order for us to improve our operating results and continue to grow our business, it is important that we continually attract new clients and that existing clients continue to use our platform and increase the amount that they invest on our platform. The amounts our clients invest on our platform may decline or fluctuate, and their decision to invest on our platform at all may be impacted by various factors, which may not be entirely within our control, including their satisfaction with our platform, products, and services and with our client support, the performance of their investments, interest rates offered to clients, our fee structure, our reputation and brand, competing products or services, the effects of domestic or global economic conditions, changes in our clients’ investment strategies, and reductions in our clients’ investible assets or investment levels. We may not be able to accurately predict future engagement trends. These difficulties in predicting and planning for client engagement may cause our revenue to grow more slowly than expected and may adversely impact our business, operating results, and financial condition.
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
We hold cash and securities at financial institutions in accounts designated as for the benefit of our clients and we maintain our own internal ledgering process with respect to such accounts. We have also entered into partnerships with third parties where we or our partners receive and hold client funds and securities. Our financial partners’ abilities to manage and accurately hold client cash and securities requires a high level of internal controls. We are limited in our ability to influence or manage the controls and processes of third-party partners or vendors and may be dependent on our partners’ and vendors’ operations, liquidity, and financial condition to manage the risk associated with managing or accurately holding client cash or securities. As we maintain, grow, and expand our product and services offerings, we also must scale and strengthen our internal controls and processes, including maintenance and monitoring of client asset balances through our own internal ledgering process, and monitoring our third-party partners’ and vendors’ ability to similarly scale and strengthen. Failure to do so could adversely affect our business, operating results, and financial condition. This is important both to the actual controls and processes and the public perception of the same. Further, any material failure by us or our partners to maintain the necessary controls or to manage client assets and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm, litigation, regulatory enforcement actions, significant financial losses, lead clients to discontinue or reduce their use of our platform, products, and services, and result in significant penalties and fines and additional restrictions, which could adversely affect our business, operating results, and financial condition.
Our security technology is designed to prevent, detect, and mitigate inappropriate access to our systems by internal or external threats. We believe we have developed and maintained administrative, technical, and physical measures designed to comply with applicable regulatory requirements and industry standards. However, it is nevertheless possible that hackers, employees, or service providers acting contrary to our policies or others could circumvent these measures to improperly access our systems or documents, or the systems or documents of our business partners, agents, or service providers, and improperly access, obtain, or misuse client assets and funds. The methods used to obtain unauthorized access, disable, or degrade service or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or detect for long periods of time. Additionally, transactions undertaken through our websites or other electronic channels may create risks of fraud, hacking, unauthorized access or acquisition, and other deceptive practices. Any security incident resulting in a compromise of client assets could result in substantial costs to us and require us to notify impacted individuals, and in some cases regulators, of a possible or actual incident, expose us to regulatory enforcement actions, including substantial fines, limit our ability to provide services, subject us to litigation, significant financial losses, damage our reputation, and adversely affect our business, operating results, and financial condition. For additional risks regarding our security measures and cybersecurity incidents, see “Our business could be materially and adversely affected by a cybersecurity breach or other attack involving our computer systems or data or those of our clients, our third-party service providers, or such service providers’ vendors.”
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
We have historically experienced, and expect to experience in the future, changes in our clients’ behavior and in our business due to changes in the interest rate environment. In the past, during periods of low interest rates, we have at times experienced declines in revenue from Cash Account fees received as clients move their assets out of their Cash Accounts. Additionally, if prevailing yields offered by our program banks decline more quickly than the interest rates offered to our clients, our revenues from Cash Account fees will decline. Higher interest rates can result in clients moving cash out of investments. Moreover, high interest rates can lead to higher payment obligations for our clients with respect to mortgage, credit card, and other consumer and merchant loans, which could adversely impact our clients’ ability or willingness to invest through our platform. Changes to the level or mix of interest earning balances could also negatively impact our growth, as well as our business, operating results, and financial condition, if clients react to the interest rate environment by moving cash from our platform into non-Wealthfront accounts. In addition, a portion of our revenue comes from receivables from clients’ margin-borrowing activities, which are impacted by changes in prevailing interest rates. Reductions in interest rates, including the reductions implemented by the Federal Reserve since September 2024, have impacted our business and a return to a low interest rate environment could further impact our business, operating results, and financial condition.
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
As part of our business strategy, we have in the past and may in the future acquire or make investments in complementary companies, services, products, technologies, or talent. For example, in July 2024, we completed the acquisition of Wealthfront Home Lending, LLC (f/k/a Unified National Mortgage LLC, d/b/a Afford Lending). All of our acquisitions and investments are subject to a risk of partial or total loss of investment capital. Our ability as an organization to acquire and integrate other companies, services, or technologies in a successful manner is not guaranteed.
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
We believe that the successful use of our platform, products, and services requires high-quality support and engagement with our clients. Increased demand for client support, without corresponding increases in revenue or personnel, could increase our costs and adversely affect our business, operating results, and financial condition.
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
•compliance with anti-bribery and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), and equivalent anti-money laundering and sanctions rules and requirements in local markets, by us, our employees, and our business partners;
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
We partner with Green Dot and UMB to provide cash management services to our clients in connection with our Cash Account. Green Dot establishes direct banking relationships with our clients and provides services that include a Wealthfront-branded debit card, ATM network access, and mobile check deposit. UMB provides limited ACH capabilities and does not have a direct banking relationship with our clients. We help with recordkeeping and reconciliation of balances between our clients’ brokerage accounts, our program banks, and our banking partners.
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
We participate in a deposit placement program operated by R&T Deposit Solutions in order to enable our deposit sweeps to program banks. Our three largest program banks are all highly regulated global systemically important banks, as designated by the Financial Stability Board as of November 2024. As such, we believe our largest program banks are less likely to fail or suddenly determine to cease participating in our cash sweep program or materially limit or terminate the acceptance of deposits through us. If a large program bank did suddenly withdraw from the program or cease or materially limit the amount of deposits it will accept through us, we would need to reallocate those funds among the other program banks, and likely would need to engage new program banks in order to have sufficient deposit capacity to continue to offer the same level of pass-through deposit insurance. If we are unable to do so, we would need to lower the amount of pass-through deposit insurance we offer, which would likely adversely affect client participation in the sweep program and our cash account fees generated from that program. In addition, if a large program bank were to fail and we were unable to withdraw client funds in advance of that failure, there could be a disruption in client access to their insured deposits until the accounts from the failed institution are assigned to a successor selected by the FDIC or are paid out. Any such disruption, which would affect all broker-dealers participating in cash sweep programs with the failed institution, would likely adversely affect our reputation with our clients, potentially resulting in a loss of business and associated income.
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
Our Cash Account program and the Wealthfront-branded debit card could subject us to federal and state consumer protection laws and regulations, including the Electronic Fund Transfer Act and

Regulation E as implemented by the Consumer Financial Protection Bureau (“CFPB”), and to payment card association operating rules, including data security rules and certification requirements, which could change or be reinterpreted to make it difficult or impossible for us to comply. As a result of our portfolio line of credit product, we are also subject to a number of state licensing and other regulatory requirements. Failure to comply with the laws and regulations applicable to us in connection with our Cash Account, debit card or portfolio line of credit product, including failure to maintain required licenses, could result in the assessment of significant actual damages or statutory damages or penalties (including treble damages in some instances) and plaintiffs’ attorneys’ fees. Similarly, as the regulatory environment at both the federal and state level continues to evolve, changing expectations as to the content of disclosures related to our Cash Account and portfolio line of credit products may expose us to claims regarding the adequacy of those disclosures. In addition, we could incur liability if there is breach or compromise of the security of our systems for these products or we fail to detect or prevent fraudulent activity in their use. See “Our business could be materially and adversely affected by a cybersecurity breach or other attack involving our computer systems or data or those of our clients, our third-party service providers, or such service providers’ vendors.”
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
Sponsorship of 1940 Act-registered investment products, such as the Wealthfront Treasury Money Market Fund, carries regulatory, reputational, and market risks, which could adversely affect our business or financial condition.
Our subsidiary, Wealthfront Strategies, LLC, serves as the investment adviser to the Wealthfront Treasury Money Market Fund (the “Fund”), an investment company that is registered under the 1940 Act and operates as a “government money market fund” in reliance on Rule 2a-7 under the 1940 Act. In the future, we may sponsor one or more other investment products that are registered as investment companies under the 1940 Act. Our clients are able to purchase or sell shares of the Fund through our cash sweep program. The services we provide to the Fund expose us to additional legal, regulatory, and reputational risks that are distinct from those currently associated with our automated investment advisory business. In particular, under Rule 2a-7 and other rules and provisions of the 1940 Act, the Fund is subject to complex regulatory requirements relating to liquidity, credit quality, portfolio diversification, valuation, stress testing, fee provisions, and disclosure, each of which may present compliance challenges. Failure to comply with the 1940 Act or other regulatory obligations could result in SEC enforcement actions, reputational harm, or impact our business or financial condition.
In addition, Wealthfront Strategies, LLC’s role as the Fund’s investment adviser presents perceived or actual conflicts of interest with our current investment advisory clients. In particular, because the Fund is an investment option in our cash sweep program, cash held by certain clients is automatically invested in the Fund and such clients’ resulting investments in the Fund generate additional revenue to us in the form of advisory fees that the Fund pays to Wealthfront Strategies, LLC. If clients or regulators believe that our operation of the Fund raises conflicts of interest that are not appropriately mitigated in accordance with applicable law, our reputation and client trust may be adversely affected. We also may face competitive pressures from larger, more established sponsors of money market funds, and there can be no assurance that the Fund will attract or retain sufficient assets to be economically viable. There also can be no assurance that the Fund will generate returns for its investors; an investment in a money market fund is not a bank account and is not insured or guaranteed by the FDIC or any other government agency. It is possible to lose money by investing in any money market fund, including the Fund.
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
For loans sold to GSEs and other purchasers, we make representations and warranties related to loan characteristics, underwriting standards, and compliance with applicable guidelines. If loans we sell contain defects in underwriting, documentation, or compliance, or fail to meet GSE or investor guidelines, we may be required to repurchase such loans or indemnify investors for losses. Any significant increase in our repurchase obligations could negatively impact our cash flows, liquidity, and financial condition.

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
We operate in a highly regulated industry and, like all companies in our industry, we must adapt to frequent changes in laws and regulations, and face complexity in interpreting and applying evolving laws and regulations to our business, heightened scrutiny of the conduct of financial services firms, and increasing penalties for violations of applicable laws and regulations. Changing laws and regulations may impose onerous compliance requirements, which may adversely affect our cost of doing business and increase our compliance risk. Despite our efforts to comply with applicable legal requirements, we might fail to establish and enforce procedures that comply with these applicable legal requirements and regulations. Moreover, the nature of some of our products, such as our PLOC and FPSL, may subject us to a higher level of regulatory scrutiny. As further discussed below, we might be adversely affected by new laws or regulations, changes in the interpretation of existing laws or regulations, or more rigorous enforcement. Our ability to offer certain products may also be impacted by actions taken by government regulators. There is a risk that regulators could request or require us to cease offering specific products or services. Such regulatory actions could lead to the suspension or termination of product offerings, which may result in increased compliance costs, financial losses, and negative publicity. We also might be adversely affected by other regulatory changes related to our obligations, or applicability, with regard to suitability of financial products, supervision, sales practices, application of fiduciary or best interest standards (including the interpretation of what constitutes an “investment recommendation” for the purpose of the SEC’s “Regulation Best Interest” and state securities laws) and best execution in the context of our business and market structure, any of which could limit our business, increase our costs, and damage our reputation.
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
New laws, regulations, or policies, or changes in enforcement of existing laws or regulations applicable to our business, or reexamination of current practices, could adversely impact our profitability, limit our ability to continue existing or to pursue new business activities, require us to change certain of our business practices, affect retention of key personnel, or expose us to additional costs (including increased compliance costs and/or client remediation). These changes have in the past and may in the future require us to invest significant resources, and devote significant management attention, to make any necessary changes and could adversely affect our business, operating results, and financial condition. See “Previous statements by lawmakers, regulators, and other public officials and proposed rules have signaled an increased focus on new or additional regulations that could impact our business and require us to make significant changes to our business model and practices” for additional risks relating to recent or proposed changes impacting the financial services business. In addition, potential relaxation of regulations, especially at the federal level in the United States, could enable new competitors to emerge or could require us to incur additional costs to compete under the new regulations.

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
We are subject to AML laws, countering the financing of terrorism (“CFT”) laws, and similar laws, and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.
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
Additionally, many of our key personnel are vested in a substantial number of shares of our common stock, restricted stock units (“RSUs”), or stock options. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested RSUs or options have significantly appreciated in value relative to the original purchase prices of the shares, exercise price of the options, or grant date values of the RSUs, or, conversely, if the exercise price of the options that they hold are significantly above the trading price of our common stock.
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
We use a combination of third-party services and other vendors located in the United States. Such third parties provide services to key aspects of our operations, including brokerage clearing services (which we depend on in order to be able to settle client trades and engage in lending), banking services, services necessary to facilitate compliance with various regulatory requirements (such as tax reporting), data processing, data storage, administrative platforms, online interfaces and services, internet connections, server hosting, and network access. We do not control the operation, physical security, or data security of any of the third-party providers we rely upon. Despite our efforts to use commercially reasonable diligence in the selection and retention of such third-party providers, and although we may have indemnification and other contractual provisions designed to allocate risks with such providers, such efforts may be insufficient or inadequate to prevent such risks, and these services are subject to decisions of our third-party service providers, including the potential closure of facilities without adequate notice, and their facilities and systems may be subject to hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, insider threats, break-ins, sabotage, human error, vandalism, pandemics, earthquakes, hurricanes, floods, fires and other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. Additionally, any failure or security breaches by one or more of our third-party service providers that results in an interruption in service, unauthorized access, misuse, loss or destruction of data, or other similar occurrences could interrupt our business, cause us to incur losses, result in decreased client satisfaction and increased client attrition, subject us to client complaints, significant fines, litigation, disputes, claims, regulatory investigations, or other inquiries, and harm our reputation. In addition, there is no assurance that our third-party service providers will be able to continue to provide their services to meet our current needs in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs in the future.
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
We have incorporated AI Technologies into some of our internal processes and expect to further incorporate AI Technologies into some of our processes, products and services. These technologies may present business, compliance, and reputational risks.
Currently, we primarily use machine learning and artificial intelligence (“AI”) tools from third-party vendors in certain of our internal processes to help increase employee efficiency and productivity and to optimize software coding. Our financial planning product leverages an internally-developed AI model for classifying transactions in linked accounts, which are non-Wealthfront accounts that a client can choose to link to their Wealthfront account to view all of their financial accounts in one place, and when clients open a Wealthfront Brokerage LLC account, we use internally-developed AI models to evaluate fraud risk. These internally-developed AI models rely on client data. We currently expect to use AI across our business processes, products, and services in the future. In addition, we anticipate increased adoption of AI by our clients, service providers, counterparties, and other third parties. As with many new and emerging technologies, AI presents numerous risks and challenges that could adversely affect our business. If we fail to keep pace with rapidly evolving AI technological developments, including machine learning and automated decision-making technologies (“AI Technologies”), especially in the financial technology sector, our competitive position and business results may suffer. We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. Even if we enhance our products, processes, and services to incorporate AI, there can be no assurance that these efforts will be successful or that we will innovate effectively to keep pace with this rapid innovation in AI.
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
Cybersecurity attacks and other malicious internet-based activity continue to increase and financial technology platform providers have been and expect to continue to be targeted. We might be a particularly attractive target of attacks seeking to access client data or assets and might in the future experience adverse effects relating to real or perceived security incidents, whether or not related to the security of our platform or systems. The increasing sophistication and resources of cyber criminals and other non-state actors and increased actions by nation-state actors, including their techniques and tools—such as AI—that circumvent security controls, evade detection, and remove forensic evidence, make it difficult to keep up with new threats and detect, investigate, remediate or recover from a future breach of security. Additionally, there is an increased risk that we might experience cybersecurity-related incidents as a result of any of our employees, service providers, or other third parties working remotely on less secure systems and environments. Further, we have in the past integrated, and may in the future integrate, the technologies of companies we acquire. As such, we may assume liabilities for breaches experienced by the companies we acquire to the extent they have cybersecurity vulnerabilities or unsophisticated security measures that expose us to significant cybersecurity, operational, and financial risks. Moreover, any integration of AI in our or any service providers’ operations, products, or services is expected to pose new or unknown cybersecurity risks and challenges. While we take significant efforts to protect our systems and data, including establishing internal processes and implementing technological measures designed to provide multiple layers of security, our safety and security measures may not be fully implemented or complied with or might be insufficient to prevent damage to, or interruption or breach of, our information systems, data (including personal data), and operations. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future.

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
In the United States, there are numerous federal and state consumer, privacy, and data security laws and regulations governing the collection, use, disclosure, and protection of personal data, including security breach notification laws and consumer protection laws. Each of these laws is subject to varying interpretations and constantly evolving. For example, Regulation S-P, adopted by the SEC under the Gramm-Leach-Bliley Act, regulates the use of certain information about natural persons (“non-public personal information”) in the context of the provision of financial services for personal, family, or household purposes. Regulation S-P is primarily designed to protect the privacy and security of non-public personal information held by broker-dealers, investment advisers, and investment companies. In May 2024, the SEC adopted significant amendments to Regulation S-P, which became effective December 2025, that impose new requirements for broker-dealers, registered investment advisers and investment companies to implement written incident response plans, as well as customer notification and service provider oversight procedures. Additionally, the Federal Trade Commission and many state attorneys general have enacted federal and state consumer protection laws to impose standards on the collection, use, dissemination, and security of data, including financial data. On the state level, the California Consumer Privacy Act of 2018 (as amended, the “CCPA”) created new data privacy obligations for covered businesses and provided new privacy rights to California residents, including receiving and responding to requests from California residents to exercise their right to access, delete, and correct their personal information, or to opt out of certain disclosures of their information, provide detailed information to California residents about how their personal data is collected, used and disclosed and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that has increased data breach litigation. Over a third of other U.S. states have enacted consumer privacy laws comparable to the CCPA and numerous other states have pending consumer privacy legislation under review, which if enacted, would add additional costs and expense of resources to maintain compliance. There are also laws and regulations governing our collection and use of biometric information, such as face prints. For example, the Illinois Biometric Privacy Act (“BIPA”) applies to the collection and use of “biometric identifiers” and “biometric information,” which include face prints. Several class action lawsuits have been brought under BIPA, as the law is broad and still being interpreted by the courts.

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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control, over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting, and other procedures that are designed to ensure information required to be disclosed by us in our financial statements and in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers on a timely basis. In order to maintain and improve the effectiveness of our internal controls and procedures, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.
Our current controls and any new controls we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, result in a restatement of our financial statements for prior periods, cause us to fail to meet our reporting obligations, and adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in the periodic reports we file with the SEC after we cease to be an emerging growth company (and no longer qualify as a non-accelerated filer). Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.
We expect our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K to be filed in 2027. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting may adversely affect our business, operating results, and financial condition. Furthermore, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. We have hired and expect to continue to hire additional employees to assist us in complying with these requirements, and we have also engaged outside consultants, both of which will increase our operating expenses.
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
As of January 31, 2026, we had aggregate U.S. federal and state net operating loss (“NOL”) carryforwards of $181.7 million and $202.3 million, respectively, which may be available to offset future taxable income for U.S. income tax purposes. Under the Tax Cuts and Jobs Act of 2017 (the “TCJA”), federal NOLs we generated in tax years beginning after December 31, 2017, may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually, and the One Big Beautiful Bill Act of 2025 further reformed the Code, including by permanently extending certain provisions within the TCJA and restoring the deductibility of domestic research and development expenditures. If not utilized, our California and other state NOL carryforwards will begin to expire in 2029, with some state NOL carryforwards never expiring. Utilization of our NOL carryforwards and other tax attributes, such as research and development tax credits, may be subject to annual limitations, or could be subject to other limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and other similar provisions. As of January 31, 2026, we had federal research and development credit carryforwards of $27.2 million, which will begin to expire in 2039, and California research and development credit carryforwards of $16.0 million, which do not expire. Realization of these NOL and research and development credit carryforwards depends on our future taxable income, and there is a risk that certain of our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which would result in increased tax liability and could adversely affect our business, operating results, and financial condition.
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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include, but are not limited to, the valuation of allowance for credit losses, warrant liabilities, simple agreements for future equity (“SAFEs”), and the convertible note, useful lives assigned to property and equipment, the discount rates used for leases, stock-based compensation, including the determination of the fair value of our common stock, and the realizability of deferred tax assets, net and uncertain tax positions. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of industry or financial analysts and investors, potentially resulting in a decline in the market price of our common stock.
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
In October 2025, we entered into the Amended Revolver (as defined below) by and among us and certain lenders, some of which are affiliated with certain members of our underwriting syndicate, to fund working capital and general corporate purpose expenditures. In December 2025, we borrowed approximately $200.0 million on the Amended Revolver in order to pay our anticipated tax withholding and remittance obligations associated with the net settlement of RSUs in connection with the IPO, and we used a portion of the net proceeds from the IPO to repay such indebtedness. The Amended Revolver contains customary conditions to borrowing, events of default, covenants, and consent requirements and other provisions that may limit our flexibility to take certain actions. Covenants include, but are not limited to, restrictions on our and certain of our subsidiaries’ ability to incur indebtedness, grant liens, dispose of assets, make certain restricted payments such as distributions to holders of our capital stock or the capital stock of our subsidiaries, share repurchases, make investments, or engage in transactions with our affiliates, and require us to maintain minimum tangible net worth, liquidity, and consolidated fixed charge coverage ratio. Our obligations are guaranteed by our material domestic subsidiaries (subject to certain exceptions) and secured by substantially all of our assets, including intellectual property assets. Various risks, uncertainties, and events beyond our control could affect our ability to comply with these covenants in the future. Failure to comply with any of the covenants could result in a default under the Amended Revolver. If we have amounts outstanding under the Amended Revolver at the time of such default, the lender may accelerate the maturity of such outstanding amounts, which in turn could result in adverse consequences that negatively impact our business, the market price for our common stock, and our ability to obtain other financing in the future.
Risks Related to Ownership of Our Common Stock
The market price of our common stock may be volatile, and you could lose all or part of your investment.
We cannot predict the prices at which our common stock will continue to trade. The market price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. In addition, the current limited public float of our common stock may increase the volatility of the trading price of our common stock, which may be further increased due to retail investor interest. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include, but are not limited to, the following:
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
In connection with the IPO, we, all of our directors and executive officers, the selling stockholders in the IPO, and certain other holders are subject to market stand-off agreements or have agreed not to offer, sell, or agree to sell, directly or indirectly, any shares of common stock without the permission of each of Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, on behalf of the underwriters for the IPO, during the period ending the earlier of (i) the opening of trading on the second trading day following the date of our release of earnings for the fiscal quarter ending April 30, 2026, or (ii) the date that is 180 days after December 11, 2025, which is the date of the Final Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act, on December 12, 2025 (such period, the “Lock-up Period”), subject to certain customary exceptions and certain provisions that provide for the release of certain shares of our common stock. When the Lock-up Period expires, we and our securityholders subject to a lock-up agreement or market stand-off agreement will be able to sell our shares in the public market. In addition, Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to the expiration of the Lock-up Period. Sales of a substantial number of such shares upon expiration of the Lock-up Period, or the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your common stock at a time and price that you deem appropriate.
In addition, as of January 31, 2026, we had stock options and RSUs outstanding that, if fully exercised or vested and settled, as applicable, would result in the issuance of 23,755,365 shares of common stock and 15,676,155 shares of common stock, respectively, and we also had outstanding warrants exercisable for the purchase of 1,953,463 shares of common stock, as well as 437,415 shares of common stock issuable upon the conversion of outstanding SAFEs. All of the shares of common stock issuable upon the exercise, settlement, or conversion of stock options, warrants, or RSUs, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to existing lock-up or market stand-off agreements and applicable vesting requirements.
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

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and for repurchases of shares of our common stock under our share repurchase program, and do not anticipate paying any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our board of directors may deem relevant. Furthermore, we are restricted under our Amended Revolver from declaring or paying cash dividends. Accordingly, you must rely on sales of your common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment.
We have incurred, and expect to further incur, substantial federal and state tax withholding and remittance obligations in connection with the settlement of RSUs. The manner in which we fund these tax liabilities may have an adverse effect on our financial condition.
We have incurred, and expect to further incur, substantial federal and state tax obligations in connection with the settlement of RSUs. A majority of the RSUs granted prior to the date of our IPO vest upon the satisfaction of service-based and performance-based vesting conditions. The performance-based vesting condition was satisfied in connection with our IPO, and a large number of RSUs vested and settled at the time of our IPO. Additional RSUs for which the performance-based vesting condition was satisfied in connection with our IPO will vest and settle during the 180-day period following the date of our IPO (or, subject to certain conditions, a shorter period). We used approximately $140.9 million to satisfy federal and state tax withholding and remittance obligations in connection with the net settlement of a portion of the RSUs outstanding as of October 31, 2025 for which the service-based vesting condition was satisfied before December 12, 2025 and for which the performance-based vesting condition was satisfied in connection with our IPO. In connection with the settlement of these RSUs, we withheld certain shares underlying RSUs and remitted federal and state taxes on behalf of the holders of such RSUs at an assumed 45% tax withholding rate based on the IPO price of $14.00 per share. For vested RSUs that have not settled, we may elect to satisfy related federal and state tax withholding and remittance obligations by (i) remitting cash on hand in connection with net settlement, which may include cash proceeds generated from our IPO, or (ii) requiring such RSU holders to sell a portion of such shares into the market during the restricted period utilizing sell-to-cover, through brokers on the applicable settlement date, with the proceeds of such sales to be delivered to us for remittance to the relevant taxing authorities. See “Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, could cause the market price of our common stock to decline.” If we decide to or are required to remit tax obligations on behalf of our employees, we could have significant cash outlays that could have an adverse effect on our financial condition. If we require that RSU holders utilize sell-to-cover, we expect each settlement and sell-to-cover transaction to extend over a multi-day period based on trading volumes. Because the purpose of sell-to-cover transactions is to generate proceeds sufficient to satisfy federal and state tax withholding obligations, the exact number of shares sold will depend on the sale prices of the common stock in such transactions and our stockholders’ personal tax rates. Shares sold by our executive officers, directors, and other employees in sell-to-cover transactions may have an adverse effect on the market price of our common stock.
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
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value.

In March 2026, our board of directors authorized the share repurchase program, under which we may repurchase up to $100.0 million of shares of our outstanding common stock. The actual timing and amount of any repurchases will depend on a variety of factors, including stock price, trading volume, market and business conditions, regulatory requirements, and other considerations, all of which may be impacted by factors outside of our control. The share repurchase program could affect the trading price of our common stock, increase volatility, and any repurchases under the program could diminish our cash and cash equivalents and marketable securities available to fund working capital, capital expenditures, strategic acquisitions, investments, or business opportunities, and other general corporate purposes. The share repurchase program may be suspended, terminated or modified at any time for any reason, and we cannot guarantee that the share repurchase program will be fully consummated, or that it will enhance long-term stockholder value.

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
Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers, or employees, which may discourage lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find the choice of forum provision contained in our restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We rely on technology, including the internet and mobile services, to conduct much of our business activity and allow our clients to conduct financial transactions on our platform. As a result, our systems and operations as well as those of the third parties on which we rely to conduct certain key functions are vulnerable to cybersecurity incidents. We have developed and implemented a cybersecurity risk management program that has been integrated into our broader enterprise risk management framework. Our program is designed to protect our core platform, client assets, and sensitive data through a "Defense in Depth" architecture.
Continuous Security Operations
To identify and mitigate emerging threats, we employ a multi-layered testing strategy:
•Detection. We utilize a Security Information and Event Management (SIEM) solution for 24/7 infrastructure monitoring and detection.
•Assessment. We perform vulnerability scans, third-party penetration testing, and maintain a managed, third-party-hosted bug bounty program to encourage and compensate third-party security researchers.
•Resilience. We maintain Business Continuity and Disaster Recovery (BCP and DR) plans that utilize geographic redundancy. Our resilience strategy includes annual tabletop exercises to verify our recovery protocols and communication chains.
◦We also engage the assistance of third-party consultants to increase protection of our information, IT systems, and network to help secure long-term value for our stakeholders.
◦Services provided by third-party consultants include, but are not limited to, regular assessments of our cybersecurity program, including cyber maturity assessments and penetration tests, and participating in incident response processes.
Incident Management and Materiality Process
We maintain a formal Engineering Incident Management Policy to govern the detection, escalation, and remediation of operational and security events. We maintain 24/7 on-call rotations with defined service level agreements (SLAs) for executive escalation to the VP of Engineering and Chief Technology Officer for critical issues. Upon escalation of a significant incident, we initiate a cross-functional assessment process involving Engineering leadership, Legal, and Compliance. This team evaluates the incident’s materiality by considering quantitative factors (e.g., remediation costs and lost revenue) and qualitative factors (e.g., reputational harm, impact on client relationships, and regulatory implications). This process is designed to ensure that if an incident is deemed material, a determination is reached without unreasonable delay to facilitate timely disclosure. Following high-priority incidents, we conduct formal post-mortems to drive continuous improvement.
Standards and Certifications
Our security posture is informed by the following international standards:
•ISO27001:2022 - We maintain an Information Security Management System (ISMS) that was ISO/IEC 27001:2022 certified in the fiscal year ended January 31, 2026.
•PCI DSS v4.0.1 - As part of our commitment to the security of the debit card functionality associated with the Cash Account service security, we successfully completed our annual assessment under PCI DSS v4.0.1 in the fiscal year ended January 31, 2026.

Governance
Board of Directors Oversight
The Audit Committee of the Board of Directors oversees our cybersecurity risk exposure. This committee receives quarterly briefings from our Head of Security regarding:
•The status of our ISO 27001 and PCI DSS compliance postures.
•Results of annual BCP/DR tabletop exercises and the performance of our vulnerability management programs.
•Summaries of significant incidents and subsequent remediation efforts.
Management’s Role in Assessing and Managing Material Risks
Our cybersecurity strategy is executed by our Head of Security, who has over 15 years of experience in information security, and over 10 years of experience in the financial technology sector. The Head of Security oversees the administration of our Incident Management and BCP/DR policies, ensuring that security is integrated into the software development lifecycle.
Third-Party Risk: We maintain a Third-Party Risk Management Policy and conduct security reviews of vendors, including for potential fourth-party risks, prior to and during their contracts. We require all third-party service providers with access to sensitive information to implement and maintain cybersecurity practices consistent with applicable legal and industry standards. Any identified risks, including potential fourth-party risks, are highlighted to internal business owners to help make informed risk-based decisions. We also require critical service providers to provide evidence of independent security audits (such as SOC 2 or ISO 27001).
Cybersecurity Risk
While to date no risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, financial condition, or results of operations, our systems and those of our clients and third-party service providers have been and might in the future be vulnerable to cybersecurity threats. For more information about risks related to cybersecurity threats that have materially affected or are reasonably likely to materially affect our business, financial condition, and results of operations, see “Risk Factors–Risks Related to Cybersecurity and Data Privacy” in this Form 10-K.

ITEM 2. PROPERTIES
Our corporate headquarters is located in Palo Alto, California, where we currently have a lease commitment for a facility with an expiration date in 2028. We otherwise lease office facilities in San Francisco, California, and New York, New York.
We believe our facilities are suitable for their present and intended purposes and are operating at a level consistent with the requirements of the industry in which we operate. We also believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space upon expiration of our current lease terms.
ITEM 3. LEGAL PROCEEDINGS
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock has been listed on the Nasdaq Global Select Market under the symbol “WLTH” since December 12, 2025. Prior to that time, there was no public market for our stock.
Holders of Record
As of April 20, 2026, there were approximately 151 registered stockholders of our common stock. Because many shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to precisely estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared or paid any cash dividends on our common stock and do not expect to pay any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors relevant to our board of directors.

Sales of Unregistered Securities

From February 1, 2025 through December 12, 2025 (the date of the filing of our registration statement on Form S-8, File No. 333-292124), we granted an aggregate of 5,915,681 RSUs under the 2017 Plan, which may vest and be settled for an equal number of shares of our common stock.

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

Use of Proceeds

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

Issuer Purchases of Equity Securities

In March 2026, the Company’s Board of Directors authorized a share repurchase program of up to $100.0 million of its common stock. No repurchases were made under the Share Repurchase Program during the fiscal year ended January 31, 2026.

Stock Performance Graph

Comparison of Total Cumulative Return

$110
$100
$90
$80
$70
$60
$50
$40
12/15/25
12/19/25
12/26/25
1/2/26
1/8/26
1/14/26
1/21/26
1/27/26
1/30/26
WLTH
S&P 500
KFTX

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

This graph above compares the cumulative total stockholder return on our common stock with the cumulative total return of the KBW NASDAQ Financial Technology Index (“KFTX”) and the Standard & Poor’s 500 Index (“S&P 500”). The graph assumes (i) that $100 was invested at the market close on December 15, 2025, the date that our common stock commenced trading on the Nasdaq Global Select Market, the KBW Nasdaq Financial Technology Index, and the Standard & Poor’s 500 Index and (ii) reinvestment of gross dividends. The graph uses the closing market price on December 15, 2025 of $13.95 per share as the initial value of our common stock. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and operating results should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. A discussion of the results of operations for fiscal year 2025 compared to fiscal year 2024 can be found in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus filed with the SEC on December 12, 2025. There have been no material changes to those results since that filing. In addition to our historical operating results and financial position, this discussion contains forward-looking statements that are subject to risks and uncertainties. You should read the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends on January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31.
Company Overview
Wealthfront is a technology-driven financial solutions platform specifically engineered to help digital native generations build long-term wealth through a broad, automated suite of investment, cash management, financial planning and borrowing and lending products. As of January 31, 2026, our platform served 1.4 million funded clients and had $94.1 billion in platform assets reflecting the deep trust we have established through fundamentally aligned incentives and a commitment to our clients' financial success.
Our business model is designed to optimize for our clients’ success. Our focus on delivering fully automated services results in being one of the lowest cost producers in each category in which we participate. We share the savings directly with our clients, significantly reducing their fees, improving their financial outcomes, and enhancing their trust in us. This trust leads clients to add more money to our platform as they save, adopt new products and refer their friends, family, and co-workers. Our cost structure and our organic growth are business model advantages, and have enabled us to achieve our historic profitability, which allows us to further invest in our platform.
Our revenue, earned primarily from platform asset-based fees, grows as clients’ wealth increases and they trust us with more assets. This aligns our incentives directly with our clients’ long-term financial success, allowing us to focus solely on growing and maintaining their wealth. We primarily generate revenue from cash management and investment advisory products. Cash management revenue is primarily earned from fees received for the delivery of cash management services, including our cash sweep program.2 Investment advisory revenue consists of fees charged for investment advisory and portfolio management services. Investment advisory fees are earned based on the market value, less fee waivers, of investment advisory assets. Other revenue primarily consists of fees earned from clients’ borrowings on margin and proxy distribution revenue earned through a partnership with a third-party investor communications company.
2 Wealthfront is not a bank, and we do not provide banking services or products directly to our clients. Clients are notified, via our website (including our Wealthfront Cash Account product page and Help Center), disclaimers included in certain advertising materials, legal disclosures provided on client account pages, and Wealthfront Advisers LLC’s Form ADV Part 2A Client Brochure, that Wealthfront does not provide direct banking services and such services are provided through third-party banking partners. Clients are able to view the names of our specific banking partners and the services which they provide on our website and certain disclosures.

Key Business Metrics
We monitor the following key business metrics to help us evaluate our business, identify trends, formulate business plans and make strategic decisions:

	Fiscal Year Ended January 31,
	2026	2025	$ Change	% Change
Platform assets ($ millions)	$94,106	$80,175	$13,931	17%
Cash management	45,361	42,411	2,950	7%
Investment advisory	48,745	37,764	10,981	29%
Net deposits ($ millions)	$6,659	$17,714	$(11,055)	(62)%
Funded clients (thousands)	1,417	1,212	205	17%
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
Platform assets were $94.1 billion as of January 31, 2026, an increase of $13.9 billion, or 17%, compared to January 31, 2025. The increase in platform assets was primarily due to a 7% year-over-year increase in cash management assets and a 29% year-over-year increase in investment advisory assets.
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
Net deposits were $6.7 billion during the fiscal year ended January 31, 2026, a decrease of $11.1 billion, or 62%, compared to the prior fiscal year. The decline was primarily due to Cash Management net deposits as a lower absolute level of interest rates combined with Federal Reserve cuts toward the end of the fiscal year created a tough comparison to the prior fiscal year. When interest rates decline, we expect to see a slowdown in cash management asset growth but an increase in investment advisory asset growth, and vice versa. We refer to these periods as transition environments. Transition environments create an opportunity for us to grow cross product flows, that is cash management clients' cross account transfers to existing investment advisory accounts as well as cash management clients' cross product adoption of new investment advisory accounts, and vice versa. During the fiscal year ended January 31, 2026, we recorded the second-highest annual volume of cross product flows in our history enabling us to grow and retain platform assets through a transition environment.
Funded clients: We define “funded clients” as clients who, across all accounts, have a balance greater than zero as of the measurement date or had a balance greater than zero in at least one account at any time during the 45 consecutive calendar days ending as of the measurement date, including clients with a zero balance across all accounts as of the measurement date who met this criterion during that period. Individuals who shared funded joint accounts are each considered to be a separate funded client. The number of funded clients is as of a stated date and reflects our scale and monetization potential.
Funded clients were 1.4 million as of January 31, 2026, an increase of 0.2 million , or 17%, compared to January 31, 2025. The increase in funded clients was primarily due to an increase in new cash management clients.

Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources, and assess our performance. In addition to total revenue, net income (loss) and other results under GAAP, we utilize non-GAAP calculations of adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”). Adjusted EBITDA is defined as net income (loss), excluding:(i) interest expenses, (ii) provision for (benefit from) income taxes, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) change in fair value of the convertible note, warrant liabilities, and SAFEs, and (vi) nonrecurring expenses, if any. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, or because the amount and timing of these items is unpredictable, are not driven by core results of operations and render comparisons with prior periods and competitors less meaningful. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by total revenue. We believe Adjusted EBITDA and Adjusted EBITDA Margin provide useful information to investors and others in understanding and evaluating our results of operations, as well as providing a useful measure for period-to-period comparisons of our business performance. Moreover, we have included Adjusted EBITDA and Adjusted EBITDA Margin in this Form 10-K because they are key measurements used by our management internally to make operating decisions, including those related to operating expenses, evaluate performance, identify trends affecting our business and perform strategic planning and annual budgeting.
The following table presents a reconciliation of net income (loss) and net income (loss) margin, the most directly comparable GAAP measures, to Adjusted EBITDA and Adjusted EBITDA margin, respectively:

	Fiscal Year Ended January 31,
(in thousands, except percentages)	2026	2025
Net income (loss)	$(42,066)	$194,447
Add:
Interest expenses	891	2,810
Provision for (benefit from) income tax	(59,182)	(55,218)
Depreciation and amortization of property, software, and equipment, net	7,397	6,236
EBITDA (non-GAAP)	(92,960)	148,275
Stock-based compensation expense	259,824	9,364
Change in fair value of convertible note, warrant liabilities, and SAFEs	(1,450)	(14,951)
Employer payroll taxes on IPO-triggered vesting of equity awards	5,275	—
Adjusted EBITDA	$170,689	$142,688
Total revenue	364,993	308,859
Net income (loss) margin	(12)%	63%
Adjusted EBITDA Margin	47%	46%
Components of Results of Operations
Revenue
Cash Management
Cash management primarily consists of fees earned from program banks in our cash sweep program with respect to clients’ cash swept to each program bank (“Cash Account fees”). Cash Account fees are recognized daily and received on a monthly basis in arrears. We recognize Cash Account fees on a gross basis. We offer a referral incentive program for Cash Accounts whereby both the referred and referring clients receive a promotional benefit on Cash Account balances for a limited period of time. Consideration paid, additional interest, to a referred client is accounted for as a reduction to Cash Account fees. Consideration paid, additional interest, to clients for referring a new client is accounted for as a marketing expense within our consolidated statements of operations. The amount of consideration paid in connection with Cash Account referrals through this promotional benefit program varies based on the Cash Account balance of each client participating in the program, as each such client receives a benefit in the form of an increased APY being passed along to that client for a period of time. From time to time we have also paid consideration to clients in connection with Cash Account referrals in the form of a fixed amount flat fee cash bonus.
Investment Advisory
Investment advisory consists of fees charged for investment advisory and portfolio management services. Investment advisory fees are earned based on a percentage applied to the market value, less fee waivers, of assets held in client accounts at the close of market. Investment advisory fees are recognized daily and charged to client accounts on a monthly basis in arrears. Advisory fee waivers are offered in connection with certain investing account referrals to each of the referred and referring clients on a portion of each such client’s own investing account balance, and such advisory fee waivers are accounted for as a reduction to investment advisory fees. We may also pay consideration to new clients in connection with investing account referrals in the form of a partial deposit match on deposits placed in the new client’s account within a specified period of time. Such consideration paid to a referred client is accounted for as a reduction to investment advisory fees, while the consideration paid to clients for referring a new client is accounted for as a marketing expense within our consolidated statements of operations.
Other Revenue
Other revenue primarily consists of net interest margin revenue and proxy distribution revenue. For the fiscal year ended January 31, 2026, other revenue decreased compared to the prior fiscal year due to the discontinuation of a product offering in November 2024.
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
Marketing
Marketing expense primarily consists of performance and brand advertising, client referral costs, personnel-related costs, including stock-based compensation, and allocated overhead. Consideration paid to clients for referrals, including promotional incentives and cash awards, is recognized as a marketing expense as incurred. The consideration paid to the client for the act of referring another individual represents a distinct service provided by that client.
We intend to continue investing in marketing to support client growth and expect marketing expense to fluctuate on an absolute and percentage of revenue basis from period to period depending on the attractiveness of efficient client acquisition opportunities.
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
Interest Expense
Interest expense for the fiscal year ended January 31, 2026 primarily consists of commitment fees recognized as interest expense in connection with the our credit agreements with a third party, as defined in Note 7.— Financing Activities to the consolidated financial statements included in this Form 10-K. Interest expense for the fiscal year ended January 31, 2025 primarily consists of interest expense related to the loan agreement entered into in January 2022 with an investor and member of our board of directors to borrow up to $20.0 million (the “Bridge Loan”). We borrowed $10.0 million under the Bridge Loan in each of January 2022 and March 2022 for a total of $20.0 million. Borrowings under the Bridge Loan agreement accrued simple interest on the outstanding amounts at an interest rate of 10.0% per annum, based upon a year of 365 days and actual days elapsed. The Bridge Loan agreement was amended in August 2023 to extend the maturity date from April 2, 2024 to September 30, 2025 and allow for interest to accrue on the outstanding balance of the Bridge Loan as of April 3, 2024 at a rate of 12.5% per annum, compounded annually from April 3, 2024 until September 30, 2025. The Bridge Loan was paid off in full in November 2024.
Other Expense (Income), Net
Other expense (income), net primarily consists of fair value changes arising from remeasurements of our convertible note, warrant liabilities, SAFEs, and dividend income from our money market sweep program.
Provision for (Benefit From) Income Taxes
The provision for (benefit from) income taxes primarily consists of federal, state and local, and foreign income taxes. Our effective tax rate fluctuates from period to period due to changes in the mix of income and losses in jurisdictions with a wide range of tax rates, changes resulting from the amount of recorded valuation allowance, permanent differences between GAAP and local tax laws, research and development tax credits, stock-based compensation, executive compensation, certain one-time items, and changes in uncertain tax positions related to research and development tax credits.
Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated:

	Fiscal Year Ended January 31,
(in thousands)	2026	2025
Revenue:
Cash management	$271,700	$230,946
Investment advisory	91,899	73,045
Other revenue	1,394	4,868
Total revenue	364,993	308,859
Costs and operating expenses:
Cost of revenue	$38,007	$30,964
Product development	212,437	64,515
General and administrative	149,128	29,092
Marketing	51,755	52,196
Operations and support	24,836	10,619
Total costs and operating expenses	476,163	187,386
Interest expense	891	2,810
Other expense (income), net	(10,813)	(20,566)
Income (loss) before income taxes	(101,248)	139,229
Provision for (benefit from) income taxes	(59,182)	(55,218)
Net income (loss)	$(42,066)	$194,447

The following table sets forth stock-based compensation expense for the periods indicated below:

	Fiscal Year Ended January 31,
(in thousands)	2026	2025
Product development	$127,414	$7,325
General and administrative	110,677	2,041
Marketing	8,472	536
Operations and support	13,261	1,099
Total stock-based compensation expense	259,824	11,001
Capitalized stock-based compensation expense	—	(1,637)
Total stock-based compensation expense, net of amounts capitalized	$259,824	$9,364
During the fiscal year ended January 31, 2026, we recognized share-based compensation for awards with performance-based conditions that vested and settled upon completion of the IPO. During the fiscal year ended January 31, 2025, share-based compensation for these awards was not yet recognized because the qualifying event, such as an IPO, had not occurred and therefore could not be considered probable. See Note 12. — Stock-Based Compensation of our consolidated financial statements included in this Form 10-K for more information.
The following table sets forth the components of our consolidated statements of operations data, for each of the periods presented, as a percent of revenue:

	Fiscal Year Ended January 31,
(as a percentage of revenue)	2026	2025
Revenue:
Cash management	75%	74%
Investment advisory	25%	24%
Other revenue	—%	2%
Total revenue	100%	100%
Costs and operating expenses:
Cost of revenue	10%	10%
Product development	58%	21%
General and administrative	41%	9%
Marketing	14%	17%
Operations and support	7%	3%
Total costs and operating expenses	130%	60%
Interest expense	—%	1%
Other expense (income), net	(3)%	(7)%
Income (loss) before income taxes	(27)%	46%
Provision for (benefit from) income taxes	(16)%	(18)%
Net income (loss)	(11)%	64%
Comparison of the Fiscal Years Ended January 31, 2026 and January 31, 2025
Total Revenue

	Fiscal Year Ended January 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Cash management	$271,700	$230,946	$40,754	18%
Investment advisory	91,899	73,045	18,854	26%
Other revenue	1,394	4,868	(3,474)	(71)%
Total revenue	$364,993	$308,859	$56,134	18%

Total revenue increased by $56.1 million, or 18% for the fiscal year ended January 31, 2026 compared to the prior fiscal year, primarily driven by an increase in cash management and investment advisory assets.
Cash Management3

	Fiscal Year Ended January 31,
(in millions, except annualized rate and percentages)	2026	2025	Change	% Change
Cash management assets (off-balance sheet), beginning of the period	$42,411	$29,361	$13,050	44%
Cash management assets (off-balance sheet), end of the period	45,361	42,411	2,950	7%
Average (1)	43,886	35,886	8,000	22%
Cash management revenue	271.7	230.9	40.8	18%
Annualized cash management fee rate (2)	0.62%	0.64%	(0.02)%	(4)%
_______________
(1)Average balance rows represent the simple average of the beginning of period and end of period balances.
(2)Annualized cash management fee rate is calculated by annualizing revenue for the given period and dividing by the applicable average asset balance.
Cash management revenue increased by $40.8 million, or 18%, for the fiscal year ended January 31, 2026 compared to the prior fiscal year. The increase in cash management revenue was primarily attributable to a 22% increase in the average balance of cash management assets for the fiscal year ended January 31, 2026 compared to the prior fiscal year. The annualized cash management fee rate declined by 4% for the fiscal year ended January 31, 2026 compared to the prior year. The compression in our cash management fee rate during the period primarily resulted from two factors: our strategic practice of maintaining client interest rates for a standard grace period (typically seven calendar days) following a Federal Reserve rate cut, and the inherent mathematical impact of converting annual percentage rates (APR) to annual percentage yields (APY) in a declining rate environment. These temporary yield protections are designed to enhance client trust and retention, though they result in a short-term reduction in the net fee captured.
Investment Advisory4

	Fiscal Year Ended January 31,
(in millions, except annualized rate and percentages)	2026	2025	Change	% Change
Investment advisory assets (off-balance sheet), beginning of the period	$37,764	$28,240	$9,524	34%
Investment advisory assets (off-balance sheet), end of the period	48,745	37,764	10,981	29%
Average(1)	43,255	33,002	10,253	31%
Investment advisory revenue	91.9	73.0	18.9	26%
Annualized investment advisory fee rate (2)	0.21%	0.22%	(0.01)%	(4)%
_______________
(1)Average balance rows represent the simple average of the beginning of period and end of period balances.
(2)Annualized investment advisory fee rate is calculated by annualizing revenue for the given period and dividing by the applicable average asset balance.
Investment advisory revenue increased by $18.9 million, or 26%, for the fiscal year ended January 31, 2026 compared to the prior fiscal year. The increase in investment advisory revenue was primarily driven by a 31% increase in the average balance of investment advisory assets for the fiscal year ended January 31, 2026 compared to the prior fiscal year. The annualized investment advisory fee rate declined
3 We accrue and/or recognize cash management revenue on a daily basis. The chart shows resulting averages for the periods presented.
4 We accrue and/or recognize investment advisory revenue on a daily basis. The chart shows resulting averages for the periods presented.

by 4% for the fiscal year ended January 31, 2026, compared to the prior fiscal year. The annualized investment advisory fee rate for the fiscal year ended January 31, 2026 was consistent with the prior year when using the daily average balance instead of the simple average. Utilizing daily average balances neutralizes the impact of significant investment advisory asset appreciation and net deposits that were concentrated in the latter portion of the reporting period.
Other Revenue
Other revenue decreased by approximately $3.5 million, or 71% for the fiscal year ended January 31, 2026 compared to the prior fiscal year. The decline in other revenue was primarily due to the discontinuation of a product offering in November 2024.
Total Costs and Operating Expenses

	Fiscal Year Ended January 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Cost of revenue	$38,007	$30,964	$7,043	23%
Product development	212,437	64,515	147,922	229%
General and administrative	149,128	29,092	120,036	413%
Marketing	51,755	52,196	(441)	(1)%
Operations and support	24,836	10,619	14,217	134%
Total costs and operating expenses	$476,163	$187,386	$288,777	154%
Cost of Revenue
Cost of revenue increased by $7.0 million, or 23%, for the fiscal year ended January 31, 2026 compared to the prior fiscal year. The increase was primarily due to:
•an increase of $3.2 million in cash management costs for the fiscal year ended January 31, 2026 compared to the prior fiscal year. The increase in cash management costs was primarily due to increased cash assets held by clients in the cash sweep program;
•an increase of $2.3 million in brokerage platform fees for the fiscal year ended January 31, 2026 compared to the prior fiscal year. The increase in brokerage platform costs was primarily due to an increase in money movement volumes, clients and accounts; and
•an increase of $1.6 million in other cost of revenue for the fiscal year ended January 31, 2026 compared to the prior fiscal year due primarily to increased amortization of internally developed software.
See the section titled “Components of Operations—Costs and Operating Expenses” for additional information.
Product Development
Product development expenses increased by $147.9 million, or 229%, for the fiscal year ended January 31, 2026 compared to the prior fiscal year. The increase was primarily due to an increase of $120.1 million in stock-based compensation due to IPO-triggered vesting of equity awards during the period. The increase was also due to an increase of $26.3 million in personnel-related expenses due to increased headcount,
General and Administrative
General and administrative expenses increased by $120.0 million, or 413%, for the fiscal year ended January 31, 2026 compared to the prior fiscal year. The increase was primarily due to an increase of $108.6 million in stock-based compensation due to IPO-triggered vesting of equity awards during the period. The increase was also due to an increase of $5.3 million in personnel-related expenses due to increased headcount and an increase of $3.6 million in professional fees.
Marketing

	Fiscal Year Ended January 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Performance and brand advertising	27,048	30,953	$(3,905)	(13)%
Client referral costs	8,626	12,799	(4,174)	(33)%
Personnel-related costs	13,429	4,284	9,145	213%
Other marketing	1,958	3,619	(1,661)	(46)%
Allocated overhead	695	541	154	28%
Total	$51,755	$52,196	$(441)	(1)%
Marketing expenses decreased by $0.4 million, or 1%, for the fiscal year ended January 31, 2026 compared to the prior fiscal year. The decrease was primarily due to a decrease of $8.1 million in advertising and client referral costs for the fiscal year ended January 31, 2026 compared to the prior fiscal year, partially offset by an increase of $7.9 million in stock-based compensation due to IPO-triggered vesting of equity awards.
Operations and Support
Operations and support expenses increased by $14.2 million, or 134%, for the fiscal year ended January 31, 2026 compared to the prior fiscal year. The increase was primarily due to an increase of $12.2 million in stock-based compensation due to IPO-triggered vesting of equity awards as well as an increase of $2.1 million in personnel-related expenses due to increased headcount.
Interest Expense

	Fiscal Year Ended January 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Interest expense	$891	$2,810	$(1,919)	(68)%
Interest expense decreased by $1.9 million, or 68%, for the fiscal year ended January 31, 2026 compared to the prior fiscal year. The decrease was primarily due to the repayment of the Bridge Loan in November 2024.
Other Expense (Income), Net

	Fiscal Year Ended January 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Other expense (income), net	$(10,813)	$(20,566)	$9,753	47%
Other expense (income), net increased by $9.8 million, or 47%, for the fiscal year ended January 31, 2026 compared to the prior fiscal year. The increase was primarily due to an increase of $13.5 million in fair value change in convertible note, warrant liabilities, and SAFEs partially offset by an increase of $3.7 million in dividend income from corporate cash swept into a money market fund.

Provision for (Benefit From) Income Taxes

	Fiscal Year Ended January 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Provision for (benefit from) income taxes	$(59,182)	$(55,218)	$(3,964)	NM
Effective income tax rate	(58.6)%	(39.7)%
The provision for (benefit from) income taxes decreased by $4.0 million for the fiscal year ended January 31, 2026 compared to the prior fiscal year, primarily due to the income tax benefit recorded on pre-tax losses for the fiscal year ended January 31, 2026, compared to the release of the valuation allowance on our U.S. federal and state deferred tax assets for the fiscal year ended January 31, 2025. For additional information, refer to Note 14. — Income Taxes to our consolidated financial statements included in this Form 10-K.
Liquidity and Capital Resources
Since inception, prior to our IPO, we have financed operations primarily through issuances of redeemable convertible preferred stock, borrowings, and cash flow from operating activities. On December 15, 2025, we completed our IPO, in which we issued 21,468,038 shares of common stock at a public offering price of $14.00 per share, resulting in net proceeds to us of approximately $282.1 million after deducting underwriting discounts and commissions but before deducting net settlement of equity awards in connection with the IPO and offering expenses payable by us. In addition, selling stockholders sold 13,147,346 shares of common stock in the IPO. We did not receive any proceeds from the sale of shares of common stock by selling stockholders.
As of January 31, 2026, our primary sources of liquidity were our unrestricted cash and cash equivalents of $440.8 million.
As of January 31, 2026, we were party to a credit agreement with a third-party financial institution to provide a revolving line of up to $250.0 million with a maturity date of October 13, 2028 (the “Amended Revolver”). No amounts were outstanding under the Amended Revolver as of January 31, 2026
Based on our current level of operations, we believe our available cash and cash provided by operations will be adequate to meet our future liquidity needs for at least the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including, but not limited to our growth, our ability to attract and retain platform assets, efforts to develop and improve our platform, the growth of new and existing products, marketing activities, potential merger and acquisition activity, and other strategic initiatives.
Borrowings
Revolving Credit Facility
On October 31, 2024, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, Wells Fargo Securities, LLC, as sole lead arranger and sole bookrunner, the letter of credit issuers from time to time party thereto, and the lenders from time to time party thereto to provide a revolving line of up to $50.0 million with a maturity date of October 30, 2025. On October 14, 2025, the Credit Agreement was amended and restated (the “Amended and Restated Credit Agreement”) to provide for a revolving credit facility of up to $250.0 million, including a subfacility of up to $25.0 million for letters of credit. The Amended Revolver provided us with the right to increase commitments under the Amended Revolver in an aggregate principal amount not to exceed $100.0 million.
Loans under the Amended Revolver will incur interest, at our option at a rate per annum equal to either (i) a base rate determined by reference to the highest of (x) prime rate, (y) the federal funds effective rate plus 0.50%, and (z) the adjusted daily Secured Overnight Financing Rate (“SOFR”) plus 1.00%, in each case plus the applicable interest margin, or (ii) the adjusted daily SOFR plus the applicable interest margin. The applicable interest margin for base rate loans ranges from 0.50% per annum to 1.00% per annum, and the applicable interest margin for adjusted daily SOFR loans ranges from 1.50% per annum to 2.00% per annum, in each case based on our consolidated total net leverage ratio. Additionally, we will be required to pay commitment fees of 0.25% per annum on the undrawn portion of the commitments under the Amended Revolver based on a consolidated total net leverage ratio less than 2.00 to 1.00, which increases to 0.375% per annum based on a consolidated total net leverage ratio greater than or equal to 2.00 to 1.00 but less than 3.00 to 1.00 and 0.50% per annum based on a consolidated total net leverage ratio greater than or equal to 3.00 to 1.00.
The Amended and Restated Credit Agreement contains financial covenants that require us (i) not to exceed a maximum consolidated total net leverage ratio of 3.50 to 1.00, (ii) to have a consolidated fixed charge coverage ratio of at least 1.25 to 1.00, and (iii) to have a tangible net worth of at least $200 million, in each case as of the end of each fiscal quarter. The Amended and Restated Credit Agreement also contains customary representations and customary affirmative and negative covenants (including restrictions on indebtedness, liens, investments, asset sales or dispositions, affiliate transactions, and certain payments, each subject to customary exceptions and baskets) and customary events of default (including, among other things, non-payment of obligations, inaccuracy of representation or warranty, non-performance of covenants and obligations, default on other material debt or hedging agreements, change of control, bankruptcy, or insolvency, ERISA events, material judgments, and actual or asserted invalidity or unenforceability of any financing documentation or liens securing obligations under financing documentation). The obligations under the Amended Revolver are guaranteed by certain wholly owned subsidiaries, including Wealthfront Advisers LLC and Wealthfront Software LLC, and subject to certain customary and other exceptions, are secured by liens on substantially all of our and the guarantors’ assets. The Amended Revolver is not guaranteed by Wealthfront Brokerage LLC, Wealthfront Home Lending LLC, or Wealthfront Strategies LLC, or secured by a lien on any of their assets. The Amended Revolver matures on October 13, 2028.
On December 5, 2025, we drew $200.0 million on the Amended Revolver in order to pay $140.9 million of anticipated tax withholding, inclusive of both employee and employer payroll taxes, and remittance obligations in connection with the RSU Net Settlement and used a portion of the net proceeds from the IPO to repay such indebtedness. The $140.9 million of anticipated tax withholding and remittance obligations in connection with the RSU Net Settlement reduced the net proceeds from the IPO that we retained. No amounts were outstanding under the Amended Revolver as of January 31, 2026.
Cash Flows
The following table presents summarized consolidated cash flow information for the periods presented (in thousands):

	Fiscal Year Ended January 31,
(in thousands, except percentages)	2026	2025
Net cash provided by operating activities	$152,189	$123,150
Net cash used in investing activities	(1,138)	(5,843)
Net cash provided by (used in) financing activities	148,186	(58,546)
Operating Activities
Cash provided by operating activities was $152.2 million for the fiscal year ended January 31, 2026, primarily due to non-cash adjustments of $210.2 million, offset by net loss of $42.1 million and $15.9 million of changes in operating assets and liabilities. Non-cash adjustments of $210.2 million primarily reflect deferred income taxes, stock-based compensation, depreciation and amortization, non-cash lease expense, and fair value changes.

Cash provided by operating activities was $123.2 million for the fiscal year ended January 31, 2025, primarily due to the net income of $194.4 million and changes in operating assets and liabilities of $10.0 million, offset by $54.2 million non-cash adjustments. Non-cash adjustments of $54.2 million primarily reflect deferred income taxes, stock-based compensation, depreciation and amortization, non-cash lease expense, and fair value changes.
Investing Activities
Cash used in investing activities was $1.1 million and $5.8 million, respectively, for the fiscal year ended January 31, 2026 and January 31, 2025, primarily due to $1.1 million of purchase of property, software, and equipment in the fiscal year ended January 31, 2026 and capitalized internally developed software of $5.3 million in the fiscal year ended January 31, 2025, respectively.
Financing Activities
Cash provided by financing activities was $148.2 million for the fiscal year ended January 31, 2026, primarily due to net proceeds from the issuance of common stock related to the IPO of $282.1 million, the issuance of common stock related to the ESPP of $0.2 million, and the exercise of stock options of $12.4 million, offset by taxes paid related to the net settlement of RSUs of $136.9 million, representing employee tax obligations, and equity issuance costs of $9.2 million.
Cash used in financing activities was $58.5 million for the fiscal year ended January 31, 2025, primarily due to repayment of our outstanding borrowings of $29.1 million and repurchases of common stock of $37.0 million.
Share Repurchase Program
In March 2026, our board of directors approved a share repurchase program with authorization to purchase up to $100.0 million of our outstanding common stock. Repurchases under the share repurchase program may be made in the open market, in privately negotiated transactions, or by other methods, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. Open market repurchases will be structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. The share repurchase program does not obligate us to acquire any particular amount of our common stock, and may be modified, suspended, or terminated at any time at the discretion of our board of directors. We expect to fund repurchases with existing cash and cash equivalents and cash from operations.
Regulatory Capital Requirements
One of our subsidiaries, Wealthfront Brokerage LLC, is a broker-dealer subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), administered by the SEC and FINRA, which requires the maintenance of minimum net capital, as defined in SEC Rule 15c3-1. Net capital and the related net capital requirements may fluctuate on a daily basis. Wealthfront Brokerage LLC computes net capital under the alternative method as permitted by SEC Rule 15c3-1. Under the alternative method, Wealthfront Brokerage LLC is required to maintain minimum net capital equal to the greater of $250,000 or 2.0% of aggregate client debits (e.g., client-related receivables) as computed per Rule 15c3-3’s reserve formula. As of January 31, 2026, Wealthfront Brokerage LLC’s net capital was $150.3 million, which exceeded the alternative method minimum net capital requirement by $145.2 million.
Contractual Obligations
Leases
Our principal contractual obligations as of January 31, 2026 include payments on minimum lease payments for operating leases. See Note 6. — Leases to the consolidated financial statements for the fiscal years ended January 31, 2026 and 2025 included in this Form 10-K. As of January 31, 2026, the total future minimum lease payments for operating leases was $11.1 million.
Purchase Commitments
We also enter into guarantees and other similar arrangements in the ordinary course of business. For information on these arrangements, see Note 8. — Commitments and Contingencies to the consolidated financial statements for the fiscal years ended January 31, 2026 and 2025 included in this Form 10-K. As of January 31, 2026, our non-cancelable purchase commitments primarily relate to our cloud computing services consisting of total future minimum service payments of $14.2 million.
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
Recent Accounting Pronouncements
See Note 2. — Summary of Significant Accounting Policies to the consolidated financial statements included in this Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Form 10-K.
Critical Accounting Policies and Estimates
Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements and the related notes thereto, which have been prepared in accordance with GAAP. In preparing the consolidated financial statements, we apply accounting policies and estimates that affect the reported amounts and related disclosures. Inherent in such policies are certain key assumptions and estimates made by management, which we believe best reflect our underlying business and economic conditions. Our estimates are based on historical experience and various other factors and assumptions that we believe are reasonable under the circumstances. We regularly re-evaluate our estimates used in the preparation of the consolidated financial statements based on our latest assessment of the current and projected business and economic environment. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these estimates.
Income Taxes
We make significant judgments and estimates to determine any valuation allowance recorded against deferred tax assets. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent we believe that they will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including, but not limited to, historical cumulative loss experience and expectations of future earnings, tax planning strategies, and the carry-forward periods available for tax reporting purposes. Our judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, our tax provision would increase or decrease in the period in which the assessment is changed.
We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized. We account for uncertain tax positions as a component of income tax expense or benefit. We make adjustments to these uncertain tax positions in accordance with applicable income tax guidance and based on changes in facts and circumstances. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact to our consolidated financial statements and operating results.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. Information relating to quantitative and qualitative disclosures about these market risks is described below.
Interest Rate Risk
Our cash and cash equivalents as of January 31, 2026 were held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
WEALTHFRONT CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Wealthfront Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Wealthfront Corporation (the Company) as of January 31, 2026 and 2025, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.
San Francisco, California
April 24, 2026

WEALTHFRONT CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share data)	January 31,	January 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$440,805	$142,860
Cash segregated and on deposit for regulatory purposes	10,375	9,083
Due from clients	227,413	118,518
Accounts receivable	33,127	29,127
Client-held fractional shares	514,877	28,057
Other current assets	49,187	18,805
Total current assets	1,275,784	346,450
Deferred tax assets, net	119,749	60,194
Operating lease right-of-use asset	8,696	11,229
Property, software, and equipment, net	7,755	14,723
Other noncurrent assets	3,745	2,610
Total assets	$1,415,729	$435,206
Liabilities, redeemable convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$7,299	$6,467
Accrued liabilities	8,830	7,517
Due to clients	30,209	9,452
Payable to clearing broker	227,439	118,174
Current portion of operating lease liabilities	4,101	3,556
Fractional shares repurchase obligation	514,877	28,057
Total current liabilities	792,755	173,223
Operating lease liabilities, net of current portion	6,292	9,796
Other noncurrent liabilities	1,993	9,651
Total liabilities	801,040	192,670
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.0001 par value per share; 0 and 85,490,483 shares authorized as of January 31, 2026 and January 31, 2025, respectively; 0 and 69,914,359 shares issued and outstanding as of January 31, 2026 and January 31, 2025, respectively; aggregate liquidation preference of $0 and $229,543 as of January 31, 2026 and January 31, 2025, respectively	—	227,198
Stockholders’ equity:
Common stock, $0.0001 par value per share; 214,611,134 shares authorized as of January 31, 2026 and January 31, 2025; 151,782,411 and 41,532,599 shares issued as of January 31, 2026 and January 31, 2025; 150,305,463 and 40,110,106 shares outstanding as of January 31, 2026 and January 31, 2025, respectively	12	4
Treasury stock, at cost; 1,476,948 and 1,422,493 shares held as of January 31, 2026 and January 31, 2025, respectively	(13,052)	(12,593)
Additional paid-in capital	769,730	127,862
Accumulated deficit	(142,001)	(99,935)
Total stockholders’ equity	614,689	15,338
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$1,415,729	$435,206
The accompanying notes are an integral part of these consolidated financial statements.

WEALTHFRONT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share data)	Fiscal Year Ended January 31,
	2026	2025	2024
Revenue:
Cash management	$271,700	$230,946	$154,800
Investment advisory	91,899	73,045	56,095
Other revenue	1,394	4,868	5,819
Total revenue	364,993	308,859	216,714
Costs and operating expenses:
Cost of revenue	38,007	30,964	22,898
Product development	212,437	64,515	57,558
General and administrative	149,128	29,092	23,766
Marketing	51,755	52,196	21,150
Operations and support	24,836	10,619	9,767
Total costs and operating expenses	476,163	187,386	135,139
Interest expense	891	2,810	2,000
Other expense (income), net	(10,813)	(20,566)	986
Income before income taxes	(101,248)	139,229	78,589
Provision for (benefit from) income taxes	(59,182)	(55,218)	1,623
Net income (loss)	$(42,066)	$194,447	$76,966

Earnings per share:
Basic	$(0.74)	$4.99	$2.06
Diluted	$(0.76)	$1.31	$0.54
Weighted-average shares outstanding used in computing earnings per share:
Basic	56,647,662	38,990,556	37,297,221
Diluted	56,890,456	138,660,318	143,878,296
The accompanying notes are an integral part of these consolidated financial statements.

WEALTHFRONT CORPORATION
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except for number of shares)	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of January 31, 2023	69,914,359	$227,198	36,897,306	$4	$—	$98,793	$(371,348)	$(272,551)
Net income	—	—	—	—	—	—	76,966	76,966
Issuance of common stock upon exercise of vested stock options	—	—	2,041,617	—	—	1,079	—	1,079
Issuance of common stock upon settlement of restricted stock units (RSUs)	—	—	21,632	—	—	—	—	—
Change in early exercise liability	—	—		—	—	396	—	396
Stock-based compensation expense	—	—		—	—	13,255	—	13,255
Balances as January 31, 2024	69,914,359	$227,198	38,960,555	$4	$—	$113,523	$(294,382)	$(180,855)
Net income	—	—	—	—	—	—	194,447	194,447
Issuance of common stock upon exercise of vested stock options	—	—	2,568,044	—	—	4,919	—	4,919
Issuance of common stock upon settlement of RSUs	—	—	4,000	—	—	—	—	—
Repurchases of common stock, including retirement of 85,034 shares	—	—	(3,352,224)	—	(35,287)	(1,750)	—	(37,037)
Reissuance of treasury stock	—	—	1,929,731	—	22,694	—	—	22,694
Change in early exercise liability	—	—	—	—	—	169	—	169
Stock-based compensation expense	—	—	—	—	—	11,001	—	11,001
Balances as of January 31, 2025	69,914,359	$227,198	40,110,106	$4	$(12,593)	$127,862	$(99,935)	$15,338
Net loss	—	—	—	—	—	—	(42,066)	(42,066)
Issuance of common stock upon exercise of stock options, including early exercises	—	—	6,649,247	—	—	12,439	—	12,439
Issuance of common stock upon settlement of RSUs, net of tax withholdings	—	—	11,780,753	—	—	(136,855)	—	(136,855)
Issuance of common stock upon IPO	—	—	21,468,038	—	—	282,070	—	282,070
IPO offering costs	—	—	—	—	—	(9,162)	—	(9,162)
Repurchase of common stock	—	—	(54,455)	—	(459)	—	—	(459)
Issuance of common stock upon conversion of redeemable convertible preferred stock and SAFEs	(69,914,359)	(227,198)	70,351,774	8	—	233,399	—	233,407
Employee Stock Purchase Plan compensation expense	—	—	—	—	—	153	—	153
Share-based compensation expense	—	—	—	—	—	259,824	—	259,824
Balances as of January 31, 2026	—	$—	150,305,463	$12	$(13,052)	$769,730	$(142,001)	$614,689

WEALTHFRONT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended January 31
(in thousands)	2026	2025	2024
Operating activities
Net income (loss)	$(42,066)	$194,447	$76,966
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, software, and equipment, net	7,397	6,236	6,037
Non-cash lease expense	3,280	3,066	2,899
Cash interest paid on convertible note	—	(904)	(12,194)
Cash interest paid on related-party long-term debt	—	(6,193)	—
Non-cash interest expense on related-party long-term debt	—	2,272	2,000
Deferred income taxes	(59,555)	(60,194)	—
Stock-based compensation expense	259,824	9,364	11,846
Impairment of internally developed software	709	—	—
Change in fair value of convertible note	—	(16,927)	1,270
Change in fair value of warrant liabilities	(1,517)	678	1,241
Change in fair value of simple agreement for future equity	66	1,298	1,979
Changes in operating assets and liabilities:
Due from clients	(108,895)	(49,052)	47,696
Accounts receivable	(4,000)	(8,946)	(9,313)
Other current and noncurrent assets	(31,517)	(9,890)	(976)
Accounts payable	832	3,287	734
Accrued liabilities	1,313	2,116	1,722
Due to clients	20,757	7,127	(7,548)
Payable to clearing broker	109,265	48,761	(47,353)
Deferred revenue	—	—	(1,062)
Lease liabilities	(3,705)	(3,396)	(3,101)
Other noncurrent liabilities	—	—	75
Net cash provided by operating activities	152,189	123,150	72,918
Investing activities
Purchases of property, software, and equipment	(1,138)	(533)	(502)
Capitalized internally developed software	—	(5,310)	(4,661)
Net cash used in investing activities	(1,138)	(5,843)	(5,163)
Financing activities
Repayment of convertible note	—	(29,122)	(40,578)
Principal repayment of related-party long-term debt	—	(20,000)	—
Proceeds from draw on credit facility	200,000	—	—
Repayment of draw on credit facility	(200,000)	—	—
Taxes paid related to net share settlement of equity awards in connection with IPO	(136,855)	—	—
Proceeds from issuance of common stock	282,222	—	—
IPO offering costs	(9,162)	—	—
Proceeds from exercise of stock options, including early exercises	12,439	4,919	1,079
Repurchase of common stock	(459)	(37,037)	—
Proceeds from issuance of treasury stock	—	22,694	—
Net cash provided by (used in) financing activities	$148,186	$(58,546)	$(39,499)
Net increase in cash and cash equivalents, cash segregated and on deposit for regulatory purposes, and restricted cash and cash equivalents	299,237	58,761	28,256

Cash and cash equivalents, cash segregated and on deposit for regulatory purposes, and restricted cash and cash equivalents at the beginning of the period	154,553	95,792	67,536
Cash and cash equivalents, cash segregated and on deposit for regulatory purposes, and restricted cash and cash equivalents at the end of the period	$453,790	$154,553	$95,792

Supplemental disclosures of cash flow information
Cash paid for interest	$9,127	$12,240	$17,445

Non-cash investing activities
Stock-based compensation included in capitalized internally developed software	$—	$1,637	$1,409
Non-cash recognition of new lease	$747	$—	$—

Non-cash financing activities
Issuance of common stock from conversion of preferred stock and SAFEs	$233,399	$—	$—
Change in early exercise of options liability	$—	$169	$396
Retirement of common stock	$—	$(1,750)	$—

The following presents cash and cash equivalents, cash segregated and on deposit for regulatory purposes, and restricted cash and cash equivalents
Cash and cash equivalents	$440,805	$142,860	$86,721
Cash segregated and on deposit for regulatory purposes	10,375	9,083	6,461
Restricted cash and cash equivalents in other noncurrent assets	2,610	2,610	2,610
Total cash and cash equivalents, cash segregated and on deposit for regulatory purposes, and restricted cash and cash equivalents	$453,790	$154,553	$95,792
The accompanying notes are an integral part of these consolidated financial statements.

WEALTHFRONT CORPORATION
Notes to Consolidated Financial Statements
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
Initial Public Offering
On December 15, 2025, the Company closed its IPO of 34,615,384 shares of its common stock at a public offering price of $14.00 per share. In the IPO, 21,468,038 shares of common stock were sold by the Company and 13,147,346 shares of common stock were sold by selling stockholders. The Company’s net proceeds from the sale of common stock were $282.1 million, partially offset by underwriting discounts and commissions payable by the Company of $18.5 million. In connection with the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 69,852,421 shares of common stock and all warrants became exercisable at a weighted average price of $2.73 per share for an aggregate of 1,953,463 shares of common stock. Upon completion of the IPO, approximately $9.2 million of deferred offering costs were reclassified into stockholders’ equity as a reduction of the IPO proceeds. The Company recognized a one-time cumulative share-based compensation expense of approximately $239.0 million related to RSUs for which the time-based vesting condition was satisfied or partially satisfied when the performance condition was satisfied. The performance condition was satisfied upon the completion of the IPO. The Company incurred $140.9 million of tax withholdings and remittance obligations in connection with the net settlement of RSUs upon IPO completion, inclusive of employee and employer payroll tax obligations.
2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP and the applicable rules and regulations of the SEC. The consolidated financial statements include the accounts of Wealthfront and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
Segment Information
Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer (“CEO”). The Company operates and reports financial information in one operating segment. This is because the CODM considers company-wide key performance metrics and utilizes consolidated net income (loss) to allocate resources and determine performance. The Company’s objective in making resource allocation decisions is to optimize the consolidated financial results. The significant segment expenses reviewed by the CODM conform to the presentation of such items in the consolidated statements of operations. The CODM does not review segment assets at a different asset level or category other than the amounts disclosed in the consolidated balance sheets.

WEALTHFRONT CORPORATION
Notes to Consolidated Financial Statements
All revenue and long-lived assets in these consolidated financial statements relate to contracts with clients located in the United States of America.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The Company bases its estimates on current and past experiences, to the extent historical experience is predictive of future performance and various other assumptions that are believed to be reasonable, under these circumstances. Appropriate adjustments, if any, are made to the estimates prospectively based upon such periodic evaluation. Actual results could differ from these estimates and could have a material adverse effect on the Company’s business.
Estimates, judgments and assumptions in these consolidated financial statements include, but are not limited to: the valuation of allowance for credit losses, warrant liabilities, SAFEs (as defined below), and a convertible note; useful lives assigned to property and equipment; the discount rates used for leases; stock-based compensation; and the realizability of deferred tax assets, net and uncertain tax positions.
Concentrations of Credit Risk
The Company’s financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents, restricted cash and cash equivalents, margin loans to its clients, and the convertible note.
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
Deferred Offering Costs
Deferred offering costs primarily consist of accounting, legal, and other fees directly related to the Company’s IPO. Upon consummation of the IPO in December 2025, the deferred offering costs of $9.2 million were reclassified to stockholders’ equity (deficit) and recorded against the proceeds from the IPO.
Revenue Recognition
The amount of revenue recognized by the Company is measured based on the consideration specified within the contracts with clients. The Company recognizes revenue when a performance obligation is satisfied over time as the services are performed or at a point in time, depending on the nature of the services provided, as further discussed below. The Company has elected the “as-invoiced” practical expedient which allows for revenue to be recognized based on the contractual amount the Company has the right to invoice, as the amount corresponds directly with the value of the services performed to-date.
A description of the Company’s revenue streams is as follows:
Cash Management
Cash management revenue primarily consists of fees earned from program banks daily in the Company’s cash sweep program on clients’ cash swept to each program bank (“Cash Account fees”). Cash management services represent a distinct integrated service, and revenue is recognized over time

WEALTHFRONT CORPORATION
Notes to Consolidated Financial Statements
as the services are performed because clients simultaneously receive and consume the benefits of the services. Cash account fees are considered variable consideration as there is uncertainty in the amount of revenue depending on deposits held at the program banks, which is outside of the Company’s influence. Cash account fees consist of the difference between the total amount paid by program banks on deposits held at the program bank and the amount paid by program banks to the Company's clients at the rate set by the Company. During the fiscal years ended January 31, 2026, 2025, and 2024, the Company offered a referral incentive program whereby both the referred and referring clients received an interest rate promotional benefit on Cash Account balances for a limited period of time. Consideration paid to clients for receiving a referral is accounted for as a reduction to cash management revenue when earned. Consideration paid to clients for referring a new client is accounted for as a marketing expense in the consolidated statements of operations.
Investment Advisory
Investment advisory consists of fees charged for investment advisory and portfolio management services. Investment advisory services represent a series of distinct services that are substantially the same and have the same pattern of transfer to the client, and revenue is recognized over time as the services are performed because clients simultaneously receive and consume the benefits of the services. Investment advisory fees are earned based on a percentage applied to the market value, less fee waivers, of assets held in client accounts at the close of market. Investment advisory fees are recognized daily and charged to client accounts on a monthly basis in arrears.
Other Revenue
Other revenue primarily consists of net interest margin revenue and proxy distribution revenue. For the fiscal year ended January 31, 2025, other revenue included a discontinued product.
Net interest margin revenue is earned from clients’ borrowings on margin, secured by securities and cash held on behalf of the clients, less interest expense incurred related to the funding costs associated with the margin loans. Revenue is recognized over time as interest is earned on the outstanding margin loans using the applicable interest method, as clients simultaneously receive and consume the benefits of financing. The Company generated $8.6 million of margin interest revenue and incurred $8.3 million of margin interest expense for the fiscal year ending January 31, 2026.
Proxy distribution revenue is earned through a partnership with a third-party investor communications company. The Company provides certain stockholder information for proxy voting materials to the third-party company, which is used to send investor materials to stockholders, such as materials related to stockholder meetings and voting instruction forms. The Company earns a share of the revenue the third party receives from issuers and recognizes revenue at a point in time when the stockholder information is provided to the third party, which satisfies the Company’s performance obligation.
Contract Balances
Contract assets are rights to consideration in exchange for services that the Company has transferred to a client when such a right is conditional on something other than the passage of time. In some arrangements, a right to consideration for the Company’s performance under the client contract may occur before payment is received, resulting in an accounts receivable.
Cost of Revenue and Operating Expenses
Cost of Revenue
As the principal in the revenue arrangements, cost of revenue primarily consists of expenses related to cash management, brokerage platform, and data costs, inclusive of amortization of internally-developed software costs related to these services. Cash management costs primarily consist of amounts paid to a third party for the administration of the Company’s cash sweep program and debit card platform

WEALTHFRONT CORPORATION
Notes to Consolidated Financial Statements
costs. Brokerage platform costs primarily consist of clearing and execution, money movement, tax reporting, client account maintenance, and individual retirement accounts custodial expenses. Data costs primarily consist of amounts paid for access to real-time market data and account linking.
Product Development
Product development expense primarily consists of personnel-related costs, cloud computing costs, amortization of internally-developed software, and allocated overhead incurred in connection with the development of the Company’s platform and new products as well as the improvement of existing products.
Marketing
Marketing expense primarily consists of performance and brand advertising, client referral costs, personnel-related costs, and allocated overhead.
Advertising and promotion costs are expensed as incurred as a component of marketing in the consolidated statements of operations. Advertising costs amounted to $35.7 million, $43.8 million and $16.5 million for the fiscal years ended January 31, 2026, 2025, and 2024 respectively.
General and Administrative
General and administrative expense primarily consists of personnel-related costs for executive management and administrative functions, including finance and accounting, legal, and people operations, as well as general corporate and director and officer insurance. General and administrative expense also include certain professional services costs, allocated overhead, and other business costs.
Operations and Support
Operations and support expense primarily consists of personnel-related costs, third-party service provider costs, and allocated overhead, inclusive of amortization of internally-developed software costs.
Treasury Stock
The Company records treasury stock purchases using the cost method, presenting the total acquisition costs of common stock as treasury stock in the consolidated balance sheets. If the Company subsequently reissues the repurchased shares, proceeds in excess of or less than the original cost are recorded to additional paid-in capital in the consolidated balance sheets.
For retirement of shares, the Company reduces the common stock by an amount equal to the number of shares being retired multiplied by the par value and reduces additional paid-in capital for the amount in excess of the par value.
Stock-Based Compensation
Stock-based compensation related to stock-based awards is recognized based on the fair value of the awards granted. The Company determines fair value of stock-based awards on the grant date using the closing price of the Company’s common stock, which is traded on the Nasdaq Global Select Market.
Prior to the IPO, the fair value of stock-based awards was estimated using the Black-Scholes-Merton (“BSM”) model, considering factors such as the expected term, fair value of common stock, expected volatility, risk-free interest rate, and dividend yield.
The Company grants time-based equity awards that vest once the service is rendered and related stock-based compensation expense is recognized on a straight-line basis over the requisite service period. Prior to the IPO, the time-based RSUs vested based upon the satisfaction of both a time-based service condition and a performance-based condition, defined as the earlier of: (i) the closing of certain, specific liquidation or change in control transactions, or (ii) an IPO of the Company’s common stock. The

WEALTHFRONT CORPORATION
Notes to Consolidated Financial Statements
Company recorded stock-based compensation expense associated with performance-based equity awards on an accelerated attribution method over the requisite service period, and only if performance-based conditions were considered probable to be satisfied. The performance-based condition for the pre-IPO grants was satisfied upon the occurrence of the IPO in December 2025, at which point the Company recorded a cumulative one-time share-based compensation expense determined using the awards’ grant-date fair value. Share-based compensation related to the remaining time-based service after the IPO is recorded over the remaining requisite service period. Awards containing time-based and performance-based conditions granted for the fiscal years ended January 31, 2026 and 2025 did not require the grantee to be employed upon satisfaction of the performance-based condition. For awards granted after the IPO, the time-based equity awards require the grantee to be employed by the Company as of the vesting date.
The Company accounts for forfeitures as they occur. Forfeitures were immaterial for the fiscal years ended January 31, 2026, 2025, and 2024.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established or adjusted where necessary to reduce deferred tax assets to amounts expected to be realized. The Company evaluates uncertain tax positions taken or expected to be taken each reporting period to determine whether the tax positions are more likely than not of being sustained upon challenge by the applicable tax authority.
The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained upon examination. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits and penalties in other expense (income), net in the consolidated statements of operations.
Earnings per Share Attributable to Common Stockholders
The Company’s basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted-average number of common stock outstanding for the period, without consideration of potentially dilutive securities. The diluted earnings per share is calculated by giving effect to all potentially dilutive securities outstanding for the period utilizing the treasury stock method or the if-converted method based on the nature of such securities.
Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents
The Company considers all demand deposits held in banks and certain highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of money market funds and certificates of deposit.
Restricted cash and cash equivalents comprises cash and certificates of deposit required to be maintained with the Company’s brokerage service partners and third-party banks and is included in other noncurrent assets in the consolidated balance sheets.

WEALTHFRONT CORPORATION
Notes to Consolidated Financial Statements
Cash Segregated and on Deposit for Regulatory Purposes
Cash segregated and on deposit for regulatory purposes represent amounts segregated in accordance with Rule 15c3-3 of the Securities Exchange Act of 1934, as amended (“Rule 15c3-3”). Under Rule 15c3-3, a broker-dealer carrying client accounts is subject to requirements related to maintaining cash or qualified securities in a segregated reserve account for the exclusive benefit of clients.
Due from Clients
Due from clients represents fully secured amounts owed to the Company. The Company offers its margin lending product to eligible clients collateralized by their respective security and cash holdings. The Company monitors margin levels and requires additional collateral or margin reduction to meet minimum collateral requirements based on fair value. The Company applies the practical expedient based on collateral maintenance provisions in estimating an allowance for credit losses for margin loans. The Company has no expectation of credit losses for amounts due from clients for margin loans that are fully secured, where the fair value of the collateral securing the balance is equal to or in excess of the receivable amount. This is based on an assessment of the composition of the collateral, potential future changes in collateral values, and historical credit loss information relating to fully secured receivables. If the fair value of the collateral is less than the outstanding margin loan due from a client, the Company recognizes an allowance for the difference. If the fair value of the collateral is greater than the amortized cost of the financial asset, and the Company reasonably expects that the collateral will be replenished as required, there is no expectation of credit losses. If the amortized cost exceeds the fair value of collateral, then credit losses are estimated only on the unsecured portion. As of January 31, 2026 and 2025, the allowance for credit losses and related activity were immaterial.
Due to Clients
Due to clients primarily relates to client cash balances in their brokerage account. The cash balances typically arise from client cash received by the clearing firm or held in the bank account for the client’s benefit. This cash has not yet been directed towards client investment or cash management, or is pending withdrawal.
Payable to Clearing Broker
The Company has a loan payable to its clearing broker related to funds borrowed to finance client margin loans. The securities of clients with margin loan balances are segregated and made available to the clearing broker as collateral for the outstanding loan balance. Service charges payable to the clearing broker and interest payable to the clearing broker were immaterial as of January 31, 2026 and 2025.
Fractional Share Program
The Company operates a fractional share program for the benefit of its clients and maintains inventory of securities held exclusively for the fractional share program. This proprietary inventory is recorded within other current assets in the consolidated balance sheets.
When a client purchases a fractional share, the Company records the cash received for the client-held fractional shares as pledged collateral and an offsetting liability to repurchase the share. The Company does not meet the criteria for derecognition under the accounting guidance and client-held fractional shares are accounted for as a secured borrowing. Proprietary inventory of securities, client-held fractional shares, and fractional shares repurchase obligation are measured at fair value at each reporting period via the election of the fair value option, with realized and unrealized gains and losses recorded in other expense (income), net in the consolidated statements of operations, which were immaterial during the fiscal years ended January 31, 2026 and 2025. The Company does not earn revenue from its clients when they purchase or sell fractional shares from the Company.

WEALTHFRONT CORPORATION
Notes to Consolidated Financial Statements
Leases
At lease commencement, an operating lease right-of-use (“ROU”) asset and lease liability are recognized based on the present value of lease payments over the lease term. While the operating leases may include options to extend the term, these options are not included when calculating the operating lease ROU asset and lease liability unless it is reasonably certain such options will be exercised. The Company uses the incremental borrowing rate to determine the present value of the future lease payments, which is the theoretical interest rate that the Company would pay to borrow under similar terms and payments on a collateralized basis for the lease. The Company applies the short-term lease measurement and recognition practical expedient to its leases with an initial term of 12 months or less, which are not recorded in the consolidated balance sheets. The Company’s lease agreements include both lease and non-lease components, such as common area maintenance, which are variable and are accounted for together with the lease as a single lease component.
Property, Software, and Equipment, Net
Property, software, and equipment are stated at cost, net of accumulated depreciation. Expenditures for repairs and maintenance are expensed in the period incurred. Depreciation is computed using the straight-line method based on estimated useful lives of the respective assets. Depreciation expense is included in the consolidated statements of operations, allocated to operations and support, product development, marketing, and general and administrative expenses based on relative payroll percentages by function.
The Company capitalizes expenses for developing and enhancing internal-use software once the preliminary project stage is complete, it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized costs are amortized over the estimated useful life of the software on a straight-line basis. Amortization expense is included in the consolidated statements of operations, allocated to cost of revenue and operations and support, based on the nature of the underlying use of that software. The useful life of all capitalized internally developed software as of January 31, 2026 and 2025 was three years. Capitalization ceases when the software project is substantially complete and ready for its intended use. The Company capitalizes personnel-related expenses for employees directly involved in the internal-use software development, limited to the time directly spent on the projects.
The estimated useful lives are as follows:

Office equipment	3 years
Network equipment	3 years
Office furniture and fixtures	5 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life
Internally developed software	3 years
Impairment of Long-Lived Assets
Long-lived assets, such as equipment, property and improvements, and internally-developed software assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models and quoted market values, as considered necessary.

WEALTHFRONT CORPORATION
Notes to Consolidated Financial Statements
Financing Activities
The Company occasionally borrows to finance its operating activities. Financing costs, such as bankers’ fees, origination fees, and legal fees, are deferred and amortized over the debt term. The Company capitalizes these costs and reports the amounts as a direct deduction of debt’s carrying amount. The Company calculates the effective interest rate based on the variable index in effect at each reporting period.
Simple Agreement for Future Equity
The Simple Agreement for Future Equity (“SAFE”) grants investors the right to receive the Company’s capital stock upon equity financing. The Company determined that the SAFEs are not legal forms of debt and are classified as liabilities. The Company initially records the SAFEs at fair value in other noncurrent liabilities in the consolidated balance sheets and they are remeasured at each balance sheet date with changes in fair value recognized in other expense (income), net in the Company’s consolidated statements of operations. Upon the closing of the Company’s IPO, all outstanding SAFEs were converted into shares of common stock pursuant to their contractual terms and are no longer reflected as SAFEs on the Company’s balance sheet.
Warrants
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms. The assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and at each reporting period while the warrants are outstanding.
For issued or modified warrants that meet all the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrant liabilities are initially recorded at fair value on the date of issuance within other noncurrent liabilities in the consolidated balance sheets and are remeasured at each balance sheet date with changes in fair value recognized in other expense (income), net in the consolidated statements of operations. The fair value of the warrants is estimated using the BSM option-pricing model.
Related-Party Transactions
From time to time, the Company enters into transactions with related parties. The Company defines related parties as members of the board of directors (the “board of directors”), executive officers, existing investors holding 10% or more of the Company’s outstanding stock, principal owners of the Company’s outstanding stock, and any immediate family members of each related party, as well as any other person or entity with significant influence over the management or operations of the Company. Refer to “Bridge Loan” in Note 7. — Financing Activities and Note 17. — Related Party Transactions for more information.
Emerging Growth Company Status
The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards.
Recent Accounting Pronouncements Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in guidance improve reportable segment disclosure requirements,

WEALTHFRONT CORPORATION
Notes to Consolidated Financial Statements
primarily through enhanced disclosures about significant segment expenses. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted the pronouncement on February 1, 2024. The Company applied the amendments retrospectively to all prior periods presented in the consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income taxes (Topic 740): Improvements to Income Taxes Disclosures. This guidance requires annual disclosure of specific categories in the rate reconciliation and provides additional information for reconciling items that meet a quantitative threshold. The guidance is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted the disclosure requirements of ASU 2023-09 prospectively for the fiscal year ended January 31, 2026. See Note 14.— Income Taxes for more information.
Recent Accounting Pronouncements Not Yet Adopted
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments are expected to impact various disclosure areas, including the statement of cash flows, accounting changes and error corrections, earnings per share, debt, derivatives, and transfer of financial assets. The amendments will become effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. The Company is currently evaluating the impact of these amendments on the consolidated financial statements.
In March 2024, the SEC adopted final rules, The Enhancement and Standardization of Climate-Related Disclosures for Investors, Release Nos. 33-11275 and 34-99678. The rules require registrants to provide certain climate-related information in their registration statements and annual reports. These rules require disclosures about climate-related risks that are reasonably likely to have a material impact on the registrant’s business, strategy, results of operations, or financial condition, governance and risk management related to climate risks, and certain climate-related financial statement metrics and related disclosures in the audited financial statements. In April 2024, the SEC stayed the effectiveness of the final rules and in March 2025 the SEC voted to end its defense of the climate disclosure rules in federal court. The Company will continue to monitor the status of the final rules and evaluate the potential impact.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement Expense Disaggregation Disclosures, which requires additional disclosures about certain amounts included in the expense captions presented on the statement of operations as well as disclosures about selling expenses. In January 2025, the FASB issued ASU No. 2025-01, which provides a delayed implementation timeline to give issuers additional time to prepare for the impacts of adopting ASU No. 2024-03. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Accounting for Software Costs, which provides a single capitalization model for internal-use software development and cloud implementation costs and replaces the current phase-based guidance. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied prospectively or modified retrospectively. The Company is currently assessing the impact of this new guidance on the consolidated financial statements.
3.Fair Value Measurements
Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Assets and

WEALTHFRONT CORPORATION
Notes to Consolidated Financial Statements
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
The following tables summarize the fair value of financial assets and liabilities and their classification by level of input within the fair value hierarchy as of January 31, 2026 and January 31, 2025 (in thousands):

	Financial Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
January 31, 2026
Assets
Cash equivalents
Money market funds	$406,837	$406,837	$—	$—
Certificates of deposit	2,600	2,600	—	—
Client-held fractional shares	514,877	514,877	—	—
Other current assets
Proprietary inventory	1,500	1,500	—	—
Total financial assets at fair value	$925,814	$925,814	$—	$—
Liabilities
Other noncurrent liabilities
Warrant liabilities	1,993	—	—	1,993
Fractional shares repurchase obligation	514,877	514,877	—	—
Total financial liabilities at fair value	$516,870	$514,877	$—	$1,993

WEALTHFRONT CORPORATION
Notes to Consolidated Financial Statements

	Financial Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
January 31, 2025
Assets
Cash equivalents
Money market funds	$118,708	$118,708	$—	$—
Certificates of deposit	2,600	2,600	—	—
Client-held fractional shares	28,057	28,057	—	—
Other current assets
Proprietary inventory	302	302	—	—
Total financial assets at fair value	$149,667	$149,667	$—	$—
Liabilities
Other noncurrent liabilities
SAFEs	6,141	—	—	6,141
Warrant liabilities	3,510	—	—	3,510
Fractional shares repurchase obligation	28,057	28,057	—	—
Total financial liabilities at fair value	$37,708	$28,057	$—	$9,651
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

	Convertible Note	Warrant Liabilities	SAFEs	Total
Balance at January 31, 2024	$46,953	$2,832	$4,843	$54,628
Mark-to-market adjustment	$(16,927)	$678	$1,298	$(14,951)
Repayment of interest	$(904)	$—	$—	$(904)
Repayment of principal	$(29,122)	$—	$—	$(29,122)
Balance at January 31, 2025	$—	$3,510	$6,141	$9,651
Mark-to-market adjustment	—	(1,517)	66	(1,450)
Settlement (conversion to common stock)	—		(6,207)	(6,207)
Balance at January 31, 2026	$—	$1,993	$—	$1,993
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the fiscal years ended January 31, 2026 and 2025.
4.Revenue
Disaggregation of Revenue
The principal categories the Company uses to disaggregate revenue reflect the type of service from which the revenue is generated, which is consistent with the presentation in the consolidated statements of operations.
Contract Balances
The revenue streams identified as being generated through contracts with clients are outlined in Note 2. — Summary of Significant Accounting Policies are all settled in arrears, in accordance with the Company’s contracts with the applicable counterparties. Receivables relate to the Company’s unconditional right to receive payment for its performance completed under the contract. The Company does not have deferred revenue as of January 31, 2026 and January 31, 2025. No other contract assets or liabilities existed as of January 31, 2026 and January 31, 2025.

WEALTHFRONT CORPORATION
Notes to Consolidated Financial Statements
The table below sets forth the opening and closing balances for accounts receivable from contracts with clients (in thousands):

	Cash Management Receivable	Investment Advisory Receivable	Other Receivable	Total Accounts Receivable
Opening Balance, February 1, 2024	$14,580	$5,303	$298	$20,181
Change	6,402	1,365	1,179	8,946
Closing Balance, January 31, 2025	$20,982	$6,668	$1,477	$29,127
Change	2,621	2,333	(954)	4,000
Closing Balance, January 31, 2026	$23,603	$9,001	$523	$33,127
5.Property, Software and Equipment, Net
Property, software, and equipment, net as of January 31, 2026 and January 31, 2025 consists of the following (in thousands):

	January 31,	January 31,
	2026	2025
Leasehold improvements	$2,475	$2,467
Computer equipment	5,645	4,539
Furniture and fixtures	712	689
Internally developed software	36,993	37,702
Total	45,825	45,397
Less: accumulated depreciation and amortization	(38,070)	(30,674)
Property, software, and equipment, net	$7,755	$14,723
Depreciation expense related to property and equipment was $0.9 million, $0.9 million and $0.7 million for the fiscal years ended January 31, 2026, 2025 and 2024, respectively.
No internally developed software was capitalized during the fiscal year ended January 31, 2026. The Company wrote-off $0.7 million in internally developed software due to impairment during the fiscal year ended January 31, 2026.
The Company capitalized $6.9 million in internally developed software costs during the fiscal year ended January 31, 2025. No impairment of internally developed software was recorded during the fiscal year ended January 31, 2025.
The amortization expense on capitalized internally developed software was $6.5 million, $5.4 million and $5.3 million for the fiscal years ended January 31, 2026, 2025 and 2024, respectively.
6.Leases
The Company has three noncancelable operating leases for its offices with remaining lease terms ranging from 10 months to 29 months. The Company had one operating lease that expired in May 2025 and was not renewed. All leases require the Company to pay annual operating, tax or utilities expenses, which are included in the variable lease costs. The Company utilizes its incremental borrowing rate in determining the present value of lease payments, as the implicit rate is not readily determinable.

WEALTHFRONT CORPORATION
Notes to Consolidated Financial Statements
The components of lease cost for operating leases for the fiscal years ended January 31, 2026 and 2025 were as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
Operating lease cost	$3,922	$3,862	$4,165
Variable lease cost	1,211	927	883
Total lease cost	$5,133	$4,789	$5,048
Supplemental cash flow information related to leases was as follows (in thousands):

	January 31,
	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases	$4,331	$4,194	$4,066
The following table summarizes the lease-related assets and liabilities recorded in the consolidated balance sheets at January 31, 2026 and January 31, 2025 (in thousands):

	January 31,	January 31,
	2026	2025
Operating lease ROU assets	$8,696	$11,229

Current operating lease liabilities	4,101	3,556
Noncurrent operating lease liabilities	6,292	9,796
Total operating lease liabilities	$10,393	$13,352
Lease term and discount rate were as follows:

	January 31,	January 31,
	2026	2025
Weighted-average remaining lease term (years)	2.40	3.40
Weighted-average discount rate	5.29%	5.25%
The following table provides the maturities of lease liabilities as of January 31, 2026 (in thousands):

Maturity of lease liabilities at January 31:	Amount
2027	$4,551
2028	4,580
2029	1,964
2030	—
2031	—
Total future undiscounted lease payments	11,095
Less: imputed interest	(702)
Present value of lease liabilities	$10,393
As of January 31, 2026, the Company did not have additional operating and finance leases that have not yet commenced.

WEALTHFRONT CORPORATION
Notes to Consolidated Financial Statements
7.Financing Activities
Bridge Loan
On January 14, 2022, the Company entered into a loan agreement with an investor and member of the Company’s board of directors to allow borrowings of up to $20.0 million (the “Bridge Loan”). The Company amended this loan agreement on August 7, 2023, to extend the maturity date to September 30, 2025 and increased the interest rate from 10% to 12.5% per annum as of April 3, 2024. The Company was required to repay all outstanding principal and accrued interest on the maturity date and was allowed to make voluntary prepayment at any time prior to the maturity date without penalty or premium.
In November 2024, the Bridge Loan was paid off in full. Bridge Loan interest expense was $2.3 million for the fiscal year ended January 31, 2025, recorded as interest expense in the consolidated statements of operations. The weighted-average interest rate was 12% for the fiscal year ended January 31, 2025.
Convertible Note
On September 2, 2022, the Company issued a $69.7 million convertible note with a maturity date of September 2, 2025. The convertible note accumulated interest at the SOFR, plus 9.0% per annum, compounding annually and was payable semiannually in arrears either in cash or by increasing the principal amount (“PIK Interest”).
The noteholder had the right to exchange the convertible note for Series H-1 or Series H-2 redeemable convertible preferred stock after the filing of the restated certificate of incorporation, as provided in the convertible note purchase agreement and the convertible note, and prior to the repayment at maturity, at a conversion price of $9.54 per share.
The convertible note was accounted for as a liability in the Company’s consolidated balance sheets, as the Company made an irrevocable election to account for the convertible note under fair value option in lieu of bifurcating certain features in the convertible note agreement under Accounting Standards Codification (“ASC”) 825-10-45-5. In March 2024, the convertible note was paid off in full. The fair value change due to instrument-specific credit risk was immaterial for the fiscal year ended January 31, 2025.
Revolving Line of Credit
On October 31, 2024, the Company entered into a credit agreement with a third-party financial institution to provide a revolving line of up to $50.0 million (the “Revolver”) with a maturity date of October 30, 2025. Interest accrued on the outstanding principal balance is at (i) the base rate, plus 1.0% per annum or (ii) Adjusted Daily Simple SOFR (as defined in the credit agreement), plus 2.0% per annum. The base rate is defined as the highest of (i) the Prime Rate (as defined in the credit agreement); (ii) the Federal Funds Rate (as defined in the credit agreement), plus 0.50%, and (c) Adjusted Daily Simple SOFR plus 1.00%, and is payable on a monthly basis. The Revolver was not drawn on during the fiscal year ended January 31, 2026.
On October 14, 2025, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) with the same third-party financial institution acting as administrative agent to provide a revolving line of up to $250.0 million (the “Amended Revolver”), including a subfacility of up to $25.0 million for letters of credit. This Credit Agreement replaced the original credit agreement entered into on October 31, 2024. Interest accrues on the outstanding principal balance, at the Company’s option, is at either (i) the base rate determined by the highest of the prime rate, the federal funds effective rate plus 0.50% and the adjusted daily SOFR plus 1.00%, or (ii) the adjusted daily SOFR plus the applicable interest margin. In addition, the Company will be required to pay commitment fees of (i) 0.25% per annum on the undrawn portion of the commitments under the Credit Agreement based on a consolidated total net leverage ratio less than 2.00 to 1.00, (ii) 0.375% per annum based on a consolidated total net leverage ratio greater than or equal to 2.00 to 1.00 but less than 3.00 to 1.00, and (iii) 0.50% per annum based on a consolidated total net leverage ratio greater than or equal to 3.00 to 1.00.

WEALTHFRONT CORPORATION
Notes to Consolidated Financial Statements
On December 5, 2025, the Company drew $200.0 million under the Amended Revolver. The borrowing was repaid in full on December 18, 2025, using proceeds from the IPO. No amounts were outstanding under the Amended Revolver as of January 31, 2026.
Simple Agreement for Future Equity
In November 2019, the Company entered into a series of SAFEs with new investors associated with a small “acquihire” for an aggregate purchase amount of $2.2 million (the “Purchase Amount”).
The SAFEs provided that, upon the occurrence of an equity financing or termination, the SAFE holders would be entitled to receive, in the aggregate, a number of shares of the Company’s common stock equal to the Purchase Amount divided by the applicable conversion price. Upon the occurrence of a liquidity event, and at the election of the Majority Holders (as defined in the SAFE agreements), the SAFE holders would have been entitled to receive, in the aggregate, either (i) a cash payment equal to the Purchase Amount or (ii) a number of shares of common stock equal to the Purchase Amount divided by the product of the liquidity price and the discount rate (such product, the “Discounted Price”).
On March 10, 2022, the Company amended the SAFEs to set the Discounted Price at $5.00 per share with respect to a specified strategic transaction. The SAFEs also provided that, in the event the Company did not have sufficient funds to satisfy any required cash payment, available funds would be distributed to the SAFE holders on a pro rata basis. Upon a dissolution event, the SAFE holders would have been entitled to receive a cash payment equal to the Purchase Amount, subject to the availability of assets.
The fair value of the SAFEs was estimated using the following assumptions:

January 31,
2025
Purchase Amount (in thousands)	$2,187
Discounted Price	$5.00
Fair value of common stock	$14.04
Upon the completion of the Company’s IPO on December 15, 2025, all outstanding SAFEs automatically converted into shares of the Company’s common stock in accordance with their terms, and no SAFEs were outstanding as of the year ended January 31, 2026.
8.Commitments and Contingencies
Commitments
As of January 31, 2026, the Company had three noncancelable contracts, one of which is related to a third-party partner bank in connection with services that the Company offers its clients as part of the cash sweep program. Payments made to this third-party partner bank during the fiscal years ended January 31, 2026, 2025 and 2024 towards this contract were immaterial.
During the fiscal year ended January 31, 2025, the Company entered into a noncancelable contract for cloud computing services with a third-party provider. The Company is committed to a minimum spend during the term of the contract. Payments made to this third-party provider were $6.7 million and $5.9 million during the fiscal years ended January 31, 2026 and 2025, respectively.
During the fiscal year ended January 31, 2026, the Company entered into another noncancelable contract for an application programming interface service with a third-party provider. The Company is

WEALTHFRONT CORPORATION
Notes to Consolidated Financial Statements
committed to a minimum monthly spend during the term of the contract. Payments made to this third-party provider were $0.3 million during the fiscal year ended January 31, 2026.
The following table provides the future minimum payments over the term of the noncancelable contracts (in thousands):

Total
Fiscal Year Ended January 31,	Amount
2027	$6,750
2028	$7,400
Total	$14,150
Contingencies
The Company reviews its lawsuits, regulatory inquiries, and other legal proceedings on an ongoing basis and provides disclosure and records loss contingencies in accordance with the loss contingencies accounting guidance. The Company establishes an accrual for losses at management’s best estimate when it assesses that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If an estimated loss is only reasonably possible rather than probable, no liability is recognized. However, where a material loss is reasonably possible, the Company will disclose details of the legal proceeding or claim and an estimate of the possible loss or range of losses if an estimate can be reasonably made. An event is defined as reasonably possible if the chance of the loss to the Company is more than remote but less than probable. The Company monitors these matters for developments that would affect the likelihood of a loss and the accrued amount, if any, and adjusts the amount as appropriate. As of January 31, 2026 and January 31, 2025, the Company’s loss contingencies were immaterial.
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

WEALTHFRONT CORPORATION
Notes to Consolidated Financial Statements
(2)The convertible note to purchase shares of Series H-1 and H-2 redeemable convertible preferred stock was paid off in full in March 2024.
Immediately prior to the Company’s IPO, all outstanding shares of redeemable convertible preferred stock were converted into shares of the Company’s common stock on a one-to-one basis and their carrying value of $227.2 million was reclassified into stockholders’ equity. As such, there were no shares of redeemable convertible preferred stock issued and outstanding as of January 31, 2026.
The Company’s board of directors is authorized, without further stockholder approval and subject to any limitations prescribed by law, to issue preferred stock in one or more series and determine the rights, preferences, and privileges of each series. As of January 31, 2026, no shares of redeemable convertible preferred stock were issued or outstanding.
10.Common Stock
As of January 31, 2026 and January 31, 2025, the Company was authorized to issue 214.6 million shares of common stock, with a par value of $0.0001 per share. Each share of voting common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights to dividends, and subject to beneficial ownership limitations applicable to certain regulated stockholders. No dividends have been declared by the board of directors from the Company’s inception through January 31, 2026.
Common Stock Reserved for Future Issuance
At January 31, 2026 and January 31, 2025, the Company reserved the following shares of common stock for issuance:

	January 31,	January 31,
	2026	2025
Redeemable convertible preferred stock, all series (1)	—	84,525,493
Series G redeemable convertible preferred stock warrant	—	251,750
Common stock warrants	1,953,463	1,701,713
Other stock awards issued	39,505,733	62,903,172
Authorized for future stock awards or stock options	27,856,967	5,795,839
Total shares of common stock reserved	69,316,163	155,177,967
_______________
(1)Includes Series H-2 redeemable convertible preferred stock, which is convertible into shares of nonvoting common stock.
As a result of the completion of the IPO on December 15, 2025, all shares of redeemable convertible preferred stock were converted to common stock and became issued and outstanding common shares. Additionally, the Series G Warrant (as defined below) was converted to a common stock warrant. As such, there were no shares of common stock reserved for issuance for redeemable convertible preferred stock or the Series G Warrant as of January 31, 2026.
11.Warrants
Equity-Classified Warrants
From 2019 to 2023, the Company issued warrants to purchase an aggregate of 1.6 million shares of common stock with a weighted-average exercise price of $2.60. All warrants expire 10 years from the date of grant. As of January 31, 2026, none of these equity-classified warrants had vested or been exercised.

WEALTHFRONT CORPORATION
Notes to Consolidated Financial Statements
Liability-Classified Warrants
The warrant liabilities are included in other noncurrent liabilities in the consolidated balance sheets. The fair value of the warrants is remeasured at the end of every reporting period, with changes in fair value during the period recorded as a component of other expense (income), net in the consolidated statements of operations.
Common Stock Warrant
In April 2020, the Company issued a warrant to purchase 60,000 shares of common stock at an exercise price of $1.16 per share. At January 31, 2026 and January 31, 2025, the warrant was recorded at fair value of approximately $0.5 million and $0.8 million, respectively. The warrant expires in April 2030.
The fair value of the common stock warrant was estimated using the BSM option-pricing model with the following assumptions:

	January 31,	January 31,
	2026	2025
Expected term (years)	4.24	5.24
Expected volatility	55.00%	54.40%
Risk-free interest rate	3.70%	4.42%
Expected dividends	—%	—%
Fair value of common stock	$8.68	$14.04
Series G Warrant
At January 31, 2026 and January 31, 2025, a warrant to purchase 251,750 shares of the Company’s common stock (the “Series G Warrant”) was outstanding at a fair value of $1.5 million and $2.7 million, respectively. The Series G Warrant was originally exercisable for shares of Series G redeemable convertible preferred stock, which automatically converted into common stock upon the completion of the Company’s IPO. The Series G Warrant is immediately exercisable and expires five years from the effective date of an IPO.
The fair value of the Series G Warrant was estimated using the BSM option-pricing model with the following assumptions:

	January 31,	January 31,
	2026	2025
Expected term (years)	4.86	5.50
Expected volatility	55.00%	53.40%
Risk-free interest rate	3.75%	4.42%
Expected dividends	—%	—%
Fair value of common stock	$8.68	$16.15
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

WEALTHFRONT CORPORATION
Notes to Consolidated Financial Statements
Under the 2008 Plan, options could be granted for terms no longer than 10 years from the date of the grant. In the case of an ISO grant to an optionee who, at the time the option is granted, owned stock representing more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary, the term of the option was five years from the date of grant. ISOs and NSOs generally vested at a rate of 25% on the first anniversary of the grant date and then ratably over the next three years. Upon termination of employment, any unvested shares were automatically returned to the Company. Those shares were added back to the plan and made available for future grants. The 2008 Plan was terminated in 2017, but the awards granted previously still vest. At January 31, 2026 and January 31, 2025, no shares from the 2008 Plan remained available for future grants.
In December 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”), which was most recently amended in September 2025 and subsequently terminated in connection with the adoption of the Company’s 2025 Plan (as defined below). The 2017 Plan allowed stock options to be granted to Company employees, officers, directors, advisors, consultants, and other service providers as either stock options, restricted stock awards, RSUs, stock appreciation rights, and other equity awards. The 2017 Plan was initially adopted with substantively similar plan features as the 2008 Plan. In August 2018, the 2017 Plan was amended to extend the post-termination exercise period for vested awards, other than terminations for cause, to up to 10 years. At January 31, 2026, no shares from the 2017 Plan remained available for future grants. At January 31, 2025, 5,795,839 shares from the 2017 Plan remained available for future grants.
In December 2025, the Company’s board of directors approved the 2025 Equity Incentive Plan (the “2025 Plan” and, together with the 2017 and 2008 Plan, the “Plans”). The 2025 Plan became effective in connection with the IPO, and provides for the issuance of up to 17,500,000 shares of the Company’s common stock, plus any reserved shares of the Company’s common stock not issued or subject to outstanding grants under the 2008 Plan and the 2017 Plan on the effective date of the 2025 Plan, pursuant to stock options, RSUs, stock appreciation rights, and other equity awards. The number of shares reserved for issuance under the 2025 Plan will increase automatically on February 1 of each of 2026 through 2035 by the number of shares equal to 5% of the aggregate number of outstanding shares of all classes of the Company’s common stock as of the immediately preceding January 31, or a lesser number as may be determined by the board of directors. The 2025 Plan was initially adopted with substantively similar plan features to the 2017 and 2008 Plans. The Company began issuing awards under the 2025 Plan during the quarter ended January 31, 2026. At January 31, 2026, 27,856,967 shares from the 2025 Plan remained available for future grants.
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

WEALTHFRONT CORPORATION
Notes to Consolidated Financial Statements
Stock Options
A summary of stock option activity as of and for the fiscal year ended January 31, 2026 under the Plans is as follows:

	Number of Options Outstanding Under the Plans	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2025*	31,132,993	$1.94	3.8	376,555
Exercised	(6,649,247)	2.06		79,613
Expired	(709,006)	2.36
Forfeited	(19,375)	2.91
Outstanding at January 31, 2026*	23,755,365	1.90	3.2	$161,131
Exercisable at January 31, 2026	23,685,819	$1.90	3.2	$160,702
______________
*The Plans allow for early exercise of stock options and exercised/forfeited balances include only vested stock options exercised.

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 31, 2025	308,493	$4.50
Granted	—	—
Vested	(214,905)	4.40
Forfeited	(19,375)	4.73
Unvested at January 31, 2026	74,213	$4.73
As of January 31, 2026, unrecognized stock-based compensation expense related to unvested stock options was $0.3 million, which is expected to be recognized over a weighted-average period of 0.6 years.
No options were granted during the fiscal years ended January 31, 2026 and 2025.
Early Exercise of Unvested Options
Under the Plans, employees are offered the option to elect early exercise of their stock options prior to vesting. The Company has the right to repurchase any unvested (but issued) shares of common stock upon termination of service of an employee, either voluntarily or involuntarily, at the lower of: (i) the exercise price paid per share or (ii) the fair market value per share of common stock at the time of the employee’s termination. The consideration received for early exercise of a stock option is initially recorded as a liability and is reclassified to stockholders’ deficit as the stock options vest. As of January 31, 2026 and 2025, the Company recorded immaterial liabilities for 4,667 unvested shares and 1,519,220 unvested shares, respectively, that were early exercised by employees and subject to repurchase.
Restricted Stock Units
RSUs are issued at no cost to the recipient and can be settled only in shares after the RSUs have vested. RSUs do not provide the holder with voting rights or cash dividends. Prior to the Company’s IPO, the majority of RSUs included both a time-based service and performance-based conditions tied to the occurrence of a qualifying liquidity event (“dual-trigger RSUs”). Upon the completion of the IPO on December 15, 2025, the performance condition was satisfied and the existing dual-trigger awards are now subject only to the remaining service-based vesting conditions. Accordingly, the Company began

WEALTHFRONT CORPORATION
Notes to Consolidated Financial Statements
recognizing share-based compensation expense for these awards from the date the performance condition was satisfied. Following the Company’s IPO, RSUs granted are subject only to continued service-based vesting conditions and do not contain performance or market conditions.
A summary of RSU activity for the fiscal year ended January 31, 2026 under the Plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2025	31,294,850	$8.23
Granted	7,281,903	14.21
Settled	(21,640,347)	7.05
Forfeited	(1,260,251)	8.01
Outstanding at January 31, 2026	15,676,155	$12.51
As of January 31, 2026, unrecognized stock-based compensation expense related to unvested RSUs was $105.5 million, which is expected to be recognized over a weighted-average period of 2.2 years.
Modification of Restricted Stock Units
In September 2025, the Company approved the acceleration of vesting of dual-triggered RSUs granted under the 2017 Plan to certain employees (the “IPO RSU Vesting Acceleration”). These RSUs were subject to dual-trigger vesting conditions, consisting of a service-based vesting and an initial vesting event.
The approval of the IPO RSU Vesting Acceleration represents a modification of the affected RSUs. As of the date of modification, the liquidity vesting event condition remained improbable, as the IPO had not occurred. Therefore, immaterial incremental compensation cost was recognized after the completion of the IPO for the fiscal year ended January 31, 2026.
Employee Stock Purchase Plan
The Company’s employee stock purchase plan (“ESPP”) became effective in connection with the IPO in December 2025. The ESPP enables employees to purchase shares of the Company’s common stock at a discounted price through payroll deductions of up to 15% of their eligible compensation up to the statutory maximum. The purchase price is equal to 85% of the fair market value of a share of common stock on the first day of an offering period or the purchase date, whichever is lower.
The aggregate number of shares reserved for issuance under the ESPP is 4,500,000, and will automatically increase on February 1 of each of the first ten fiscal years during the term. Such annual increase will be equal to the lesser of (i) 1% of the outstanding shares of common stock issued and outstanding on the last day of the immediately preceding fiscal calendar year and (ii) such number of shares determined by the board of directors. No more than 45,000,000 shares may be issued under the ESPP.
During fiscal year ended January 31, 2026, employees began participating in the ESPP through payroll deductions, however, no shares were purchased or issued under the ESPP as of January 31, 2026. Payroll deductions related to the ESPP are recorded as accrued compensation and other current liabilities until the applicable purchase date. Compensation expense associated with the ESPP is recognized over the offering period based on the grant-date fair value.

WEALTHFRONT CORPORATION
Notes to Consolidated Financial Statements
Allocation of Stock-Based Compensation
Stock-based compensation expense recognized in the consolidated statements of operations for the fiscal year ended January 31, 2026, 2025, and 2024 was as follows (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024
Product development	$127,414	$7,325	$8,692
General and administrative	110,677	2,041	2,647
Marketing	8,472	536	582
Operations and support	13,261	1,099	1,334
Total stock-based compensation expense	259,824	11,001	13,255
Capitalized stock-based compensation expense	—	(1,637)	(1,409)
Total stock-based compensation expense, net of amounts capitalized	$259,824	$9,364	$11,846
13.Employee Benefit Plan
The Company sponsors a 401(k) defined contribution plan for its employees. This plan provides for tax-deferred salary deductions for all employees. Employee contributions are voluntary. Employees may contribute up to 90% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the Internal Revenue Service. During the period, the Company began providing matching contributions to employees’ 401(k) retirement plans. The related expense recognized for the fiscal year ended January 31, 2026 was immaterial. No matching contributions were made during the fiscal year ended January 31, 2025.

WEALTHFRONT CORPORATION
Notes to Consolidated Financial Statements
14.Income Taxes
The components of income (loss) before income taxes consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024

United States	(101,264)	139,229	78,589
Foreign	16	—	—
Income (loss) before income taxes	$(101,248)	$139,229	$78,589

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024
Current expense (benefit):
Federal	$—	$1,200	$—
State	369	3,774	1,623
Foreign	4	—	—

Deferred tax expense (benefit):
Federal	(46,390)	(43,252)	—
State	(13,165)	(16,940)	—
Foreign	$—	$—	$—
Total provision for (benefit from) income taxes	$(59,182)	$(55,218)	$1,623
The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate was as follows:

	Fiscal Year Ended January 31, 2026
Federal tax (benefit) at statutory rate	$(21,263)	21.0%
State tax (benefit) at statutory rate, net of federal benefit*	(14,261)	14.1%
Foreign tax effects	1	—%
Effect of cross-border tax laws	23	—%
Tax credits:
Research and development credits	(13,845)	13.7%
Change in valuation allowance	—	—%
Nontaxable or nondeductible items:
Stock based compensation	(43,983)	43.4%
Executive compensation	30,156	(29.8)%
Other	(28)	0.1%
Changes in unrecognized tax benefits:
Reserve on research and development credits	5,584	(5.5)%
Other adjustments to prior year tax estimates	$(1,566)	1.6%
Provision for (benefit from) income taxes	$(59,182)	58.6%
*State taxes in California made up the majority (greater than 50 percent) of the tax effect in this category.

WEALTHFRONT CORPORATION
Notes to Consolidated Financial Statements

The reconciliation of the statutory Federal income tax rate to the Company’s effective tax rate, for the year prior to the adoption of ASU 2023-09, was as follows:

	Fiscal Year Ended January 31,
	2025	2024
Federal tax (benefit) at statutory rate	21.0%	21.0%
State tax (benefit) at statutory rate, net of federal benefit	1.9	4.4
Change in valuation allowance	(57.6)	(17.1)
Stock-based compensation expense	(2.7)	(4.3)
Financial instrument fair value change	(2.3)	1.2
Research and development tax credits	(1.1)	(4.8)
Other	1.0	1.8
Provision for (benefit from) income taxes	(39.8)%	2.2%
The amount of cash income taxes paid, net of refunds received, consisted of the following (in thousands):

Fiscal Year Ended January 31, 2026
Federal	$1,500
State and local:
Massachusetts	159
New Jersey	146
New York State	124
All other state and local	561
Foreign	—
Income taxes paid, net of amounts refunded	$2,490

WEALTHFRONT CORPORATION
Notes to Consolidated Financial Statements
Deferred tax assets, net consisted of the following (in thousands):

	January 31,
	2026	2025
Deferred tax assets
Accruals	$325	$280
Fixed assets	367	260
Net operating loss carryforwards	51,626	16,988
Research and development tax credits, net of reserves	26,472	10,865
Stock-based compensation expense	25,363	15,315
Lease liability	2,724	3,488
Research and experimental expenditures capitalization	15,260	16,063
Intangible assets	515	—
Other	—	791
Gross deferred tax assets	122,652	64,050
Valuation allowance	—	—
Deferred tax assets, net of valuation allowance	122,652	64,050

Deferred tax liabilities
Intangible assets	—	(922)
ROU asset	(2,280)	(2,934)
Other	(623)	—
Total deferred tax liabilities	(2,903)	(3,856)
Deferred tax assets, net	$119,749	$60,194
During the year ended January 31, 2025, the Company concluded that its U.S. federal and state deferred tax assets ("DTAs") were more likely than not realizable based on an evaluation of all available evidence. This resulted in a full valuation allowance ("VA") release of $80.2 million. Key factors in this determination included the Company’s shift into a three-year cumulative income position, sustained revenue growth, and projected future profitability. As of January 31, 2026, the Company continues to believe that these DTAs are more likely than not to be realized, and no valuation allowance is required. While these estimates involve significant judgment, the Company believes its projections are reasonable.
As of January 31, 2026, the Company had federal and state net operating loss ("NOL") carryforwards of $181.7 million and $202.3 million, respectively, available to offset future taxable income. Federal NOLs generated prior to the Tax Cuts and Jobs Act ("TCJA") have been fully utilized; remaining federal NOLs were generated post-TCJA and may be carried forward indefinitely, subject to an 80% limitation of taxable income in the year of utilization. State NOL carryforwards will begin to expire in 2029. Additionally, the Company had federal research and development ("R&D") credits of $27.2 million, which begin to expire in 2039, and California R&D credits of $16.0 million, which have no expiration.
The Company’s ability to utilize the NOLs and tax credit carryforwards is subject to limitations in the event of an ownership change as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state law. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period. In the event that the Company has had a change in ownership, utilization of the carryforwards could be restricted. The Company assessed whether it had an ownership change, as defined by Section 382 of the Code, from its formation through January 31, 2026. Based upon this assessment, the Company experienced three ownership changes in the prior years. However, the Company does not expect any previous ownership changes to result in a

WEALTHFRONT CORPORATION
Notes to Consolidated Financial Statements
limitation that will reduce the total amount of NOLs and tax credit carryforwards that can be utilized. Additional ownership changes in the future could result in additional limitations on the Company’s NOL and tax credit carryforwards.
On July 4, 2025, the One Big Beautiful Bill Act, Public Law No. 119-21 and formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“OBBBA”) was enacted in the United States. The OBBBA includes a broad range of tax provisions, such as the permanent extension of certain provisions of the TCJA, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the provisions of the OBBBA and determined that the most significant impact relates to capitalization of research and experimental expenditures under IRC Section 174. The effects of this provision have been reflected in the Company’s income tax provision.
The Company had unrecognized tax benefits as outlined in the tabular reconciliation below (in thousands):

	Fiscal Year Ended January 31,
	2026	2025	2024
Unrecognized tax benefits as of the beginning of the year	$8,052	$6,661	$5,435
Increase in tax positions for prior years	415	—	—
Decrease in tax positions for prior years	—	—	—
Increase in tax positions for current year	5,964	1,391	1,226
Decrease in tax positions for current year	—	—	—
Settlements	—	—	—
Lapse from statute of limitations	—	—	—
Unrecognized tax benefits as of the end of the year	14,431	8,052	6,661
The Company follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in the financial statements of uncertain tax positions that have been taken or expected to be taken on a tax return. The Company's liability for unrecognized tax benefits was approximately $14.4 million and $8.1 million as of January 31, 2026 and 2025, respectively.
As of January 31, 2026, the Company had no accrued interest and penalties related to unrecognized tax benefits. If realized, $14.4 million of unrecognized tax benefits would impact the effective tax rate. The Company does not expect any significant increases or decreases to its unrecognized benefits within the next 12 months.
The Company files income tax returns in the United States, various state and local jurisdictions, and Canada. As of January 31, 2026, the Company’s U.S. federal and state tax returns for fiscal years through 2021 and 2020, respectively, are no longer subject to examination. However, tax authorities may still adjust net operating loss or tax credit carryforwards from closed tax years to the extent they are utilized in an open tax year. In Canada, the Company's initial tax return for the year ended January 31, 2025 remains subject to examination.

WEALTHFRONT CORPORATION
Notes to Consolidated Financial Statements
15.Earnings per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted earnings per share attributable to common stockholders for the periods presented (in thousands, except per share and share amounts):

	Fiscal Year Ended January 31
	2026	2025	2024
Basic earnings per share
Numerator:
Net income (loss) attributable to common stockholders	$(42,066)	$194,447	$76,966
Denominator:
Weighted-average number of common stock outstanding used in computing earnings per share, basic	56,647,662	38,990,556	37,297,221
Earnings per share attributable to common stockholders, basic	$(0.74)	$4.99	$2.06

Diluted earnings per share
Numerator:
Net income (loss) attributable to common stockholders, basic	$(42,066)	$194,447	$76,966
Fair value adjustment for the convertible note, net of tax effect	—	(12,695)	953
Fair value adjustment for liability-classified Series G Warrant, net of tax effect	(893)	—	—
Fair value adjustment for liability-classified common stock warrant, net of tax effect	(244)	—	—
Net income (loss) attributable to common stockholders, dilutive	$(43,203)	$181,752	$77,919
Denominator:
Weighted-average number of common stock outstanding used in computing earnings per share, basic	56,647,662	38,990,556	37,297,221
Conversion of the convertible note	—	492,096	6,888,298
Conversion of redeemable convertible preferred stock, all series	—	69,914,359	69,914,359
Dilutive effect of stock options	—	27,962,907	28,567,993
Dilutive effect of equity-classified common stock warrants	—	1,300,400	1,210,425
Dilutive effect of liability-classified Series G Warrant	164,242	—	—
Dilutive effect of liability-classified common stock warrant	78,552	—	—
Weighted-average number of common stock outstanding used in computing earnings per share, dilutive	56,890,456	138,660,318	143,878,296
Earnings (loss) per share attributable to common stockholders, diluted	$(0.76)	$1.31	$0.54

WEALTHFRONT CORPORATION
Notes to Consolidated Financial Statements
The following common stock equivalents were excluded from the computation of diluted earnings per share attributable to common stockholders because including them would have been antidilutive (outstanding):

	Fiscal Year Ended January 31
	2026	2025
Liability-classified common stock warrant	—	60,000
Series G Warrant	—	251,750
Dual-trigger RSUs	15,676,155	31,308,443
SAFEs	Various	Various
Options	23,755,365	—
Equity-classified common stock warrants	1,641,713	—
Upon the completion of the IPO, the Series G Warrant was automatically converted to being exercisable for common stock. Accordingly, it is included as a liability-classified common stock warrant for the fiscal year ended January 31, 2026.
16.Financial Instruments with Off-Balance Sheet Credit Risk
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
17.Related Party Transactions
Related party transactions may include any transaction between the Company and entities under common control or with a related party.
In July 2024, in connection with the acquisition of Unified National Mortgage LLC (renamed Wealthfront Home Lending, LLC), the Company entered into a series of agreements with the Company’s Chief Executive Officer, Wealthfront Home Lending, and Wealthfront Holdings LLC, the purchasing entity. Through related management and financing agreements, the Company directs the significant activities of Wealthfront Home Lending and absorbs all associated benefits and losses. As of and during the fiscal year ended January 31, 2026, the assets, liabilities and activities of Wealthfront Home Lending and Wealthfront Holdings were immaterial to the Company’s consolidated financial statements.
18.Subsequent Events
The Company has evaluated subsequent events from the consolidated balance sheets date through April 24, 2026, the issuance date of the consolidated financial statements.
On February 16, 2026, the Company entered into an equity purchase agreement with David Fortunato, the Company’s Chief Executive Officer, President and director (the “Purchase Agreement”). Pursuant to the Purchase Agreement, Mr. Fortunato sold the entirety of his limited liability company interest (the “Ownership Interest”) in Wealthfront Holdings LLC (“Holdings LLC”), which represented 95.1% of the aggregate limited liability company interests of Holdings LLC, to the Company for nominal

WEALTHFRONT CORPORATION
Notes to Consolidated Financial Statements
consideration in the amount of one dollar ($1). Following Mr. Fortunato’s sale of the Ownership Interest to the Company, the Company became the sole owner of 100.0% of the limited liability company interests of Holdings LLC.
On February 25, 2026, 60,000 warrants were exercised on a cashless basis, resulting in the issuance of 51,481 net shares of common stock. No cash was received in connection with these exercises
On March 9, 2026, the Company’s board of directors approved a share repurchase program with authorization to purchase up to $100.0 million of its outstanding common stock. 3,037,141 shares have been repurchased at an average purchase price of $8.58.
There have been no other material subsequent events other than previously disclosed that occurred during such period that would require disclosure or would be required to be recognized in the consolidated financial statements as of January 31, 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2026. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level as of January 31, 2026.
Management’s Report on Internal Control Over Financial Reporting
This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
During the quarter ended January 31, 2026, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended January 31, 2026, the following directors and/or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, intending to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Name and Title	Action	Total Shares of Common Stock to be Sold	Adoption Date	Expiration Date
Kenneth A. Goldman, Director	Adopt	50,000	1/14/2026	12/31/2026
Kal Iyer, Vice President of Engineering	Adopt	478,068(1)	1/14/2026	12/31/2026
Lauren Lin, Chief Legal Officer, Chief Compliance Officer, and Secretary	Adopt	To be determined(1)	1/14/2026	9/30/2026
Julien Wetterwald, Chief Technology Officer	Adopt	188,075(1)	1/14/2026	9/30/2026
Michelle Wilson, Director	Adopt	2,552	1/14/2026	3/31/2027
(1)     This plan provides for the potential sale of shares of common stock to be received upon vesting and settlement of certain outstanding restricted stock units, net of any shares withheld by the Company to satisfy applicable tax obligations. The number of shares to be withheld, and therefore the exact number of shares to be sold pursuant to the plan, can only be determined upon the occurrence of the future vesting events.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2026.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2026.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2026.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2026.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended January 31, 2026.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Wealthfront Corporation.	10-Q	001-42987	3.1	January 23, 2026
3.2	Restated Bylaws of Wealthfront Corporation.	10-Q	001-42987	3.2	January 23, 2026
4.1	Form of Common Stock certificate of Wealthfront Corporation.	S-1/A	333-290583	4.1	December 2, 2025
4.2	Amended and Restated Investors’ Rights Agreement among Wealthfront Corporation and certain holders of its capital stock and warrants to purchase shares of its capital stock, dated September 22, 2022.	S-1	333-290583	4.2	September 29, 2025
4.3	Plain English Warrant Agreement between Wealthfront Corporation and TriplePoint Capital LLC, dated April 22, 2016.	S-1	333-290583	4.3	September 29, 2025
4.4	Form of 2019 Warrant to Purchase Common Stock.	S-1	333-290583	4.4	September 29, 2025
4.6	Form of 2021 Warrant to Purchase Common Stock.	S-1	333-290583	4.6	September 29, 2025
4.7	Description of Common Stock.					X
10.1#	Form of Indemnity Agreement between Wealthfront Corporation and each of its directors and executive officers.	S-1	333-290583	10.1	September 29, 2025
10.2#	Wealthfront Corporation 2008 Equity Incentive Plan and related form agreements.	S-1	333-290583	10.2	September 29, 2025
10.3#	Wealthfront Corporation 2017 Equity Incentive Plan and related form agreements.	S-1	333-290583	10.3	September 29, 2025
10.4#	Wealthfront Corporation 2025 Equity Incentive Plan and related form agreements.	S-1	333-290583	10.4	September 29, 2025
10.5#	Wealthfront Corporation 2025 Employee Stock Purchase Plan and related form agreements.	S-1	333-290583	10.5	September 29, 2025
10.6#	Non-Employee Director Compensation Policy.	S-1	333-290583	10.6	September 29, 2025
10.7†#	Confirmatory Offer Letter between David Fortunato and Wealthfront Corporation, dated September 26, 2025.	S-1	333-290583	10.7	September 29, 2025
10.8†#	Confirmatory Offer Letter between Alan Imberman and Wealthfront Corporation, dated September 26, 2025.					X
10.9†#	Confirmatory Offer Letter between Julien Wetterwald and Wealthfront Corporation, dated September 26, 2025.	S-1	333-290583	10.9	September 29, 2025
10.10#	Form of Change of Control and Severance Agreement between Wealthfront Corporation and each of its named executive officers.	S-1	333-290583	10.10	September 29, 2025
10.11†	Amended and Restated Credit Agreement between Wealthfront Corporation, as borrower, and Wells Fargo Bank, National Association, as lender, dated October 14, 2025.	S-1/A	333-290583	10.12	December 2, 2025

		Incorporated by Reference				Filed or Furnished Herewith
10.12#	Umbrella Bonus Plan.	10-Q	001-42987	10.10	January 23, 2026
10.13+	Equity Purchase Agreement dated as of February 16, 2026, by and among Wealthfront Corporation and David Fortunato.	8-K	001-42987	10.1	February 18, 2026
10.14†	Sublease, between Palantir Technologies Inc. and Wealthfront Corporation, dated October 12, 2018.	S-1	333-290583	10.11	September 29, 2025
19.1	Insider Trading Policy.					X
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.					X
32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.					X
97.1	Compensation Recovery Policy.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	iXBRL Taxonomy Extension Schema Document.					X
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.					X
______________
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
+Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.
#    Indicates management contract or compensatory plan.
(a)Financial Statement Schedules.
All financial statement schedules are omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or the notes thereto.
ITEM 16. FORM 10–K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

WEALTHFRONT CORPORATION

Date: April 24, 2026	By:	/s/ David Fortunato
David Fortunato
Chief Executive Officer and President
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints David Fortunato and Alan Imberman, and each of them, as his or her true and lawful attorneys-in-fact, proxies, and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Fortunato	Chief Executive Officer, President, and Director (Principal Executive Officer)	April 24, 2026
David Fortunato

/s/ Alan Imberman	Chief Financial Officer (Principal Accounting and Financial Officer)	April 24, 2026
Alan Imberman

/s/Andrew S. Rachleff	Director	April 24, 2026
Andrew S. Rachleff

/s/ Jaleh Bisharat	Director	April 24, 2026
Jaleh Bisharat

/s/ Kenneth A. Goldman	Director	April 24, 2026
Kenneth A. Goldman

/s/ Jason Kilar	Director	April 24, 2026
Jason Kilar

/s/ Michael Schmidt	Director	April 24, 2026
Michael Schmidt

/s/ Michelangelo Volpi	Director	April 24, 2026
Michelangelo Volpi

/s/ Michelle Wilson	Director	April 24, 2026
Michelle Wilson