Form 10-Q
period 2026-04-30
WEALTHFRONT CORP
filed 2026-06-12
CIK 1524566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 11, 2026, the number of shares of the registrant’s common stock outstanding was 149,361,216.

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
•our ability to implement artificial intelligence in our products to support low fees and offer clients more value;
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

Platform assets	The total value of financial assets held by clients in their accounts as of a stated date on our platform.
Program banks	FDIC-insured banks to which we sweep our clients’ Cash Account assets, which are disclosed on our website and subject to change from time to time.
Program deposits	Clients’ cash that is swept to program banks.
SAFE	Simple Agreement for Future Equity
The Sarbanes-Oxley Act	The Sarbanes-Oxley Act of 2002.
SEC	Securities and Exchange Commission.
The Securities Act	The Securities Act of 1933, as amended.
SIPC	Securities Investor Protection Corporation.

WEALTHFRONT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except shares and per share data)	April 30,	January 31,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$428,208	$440,805
Cash segregated and on deposit for regulatory purposes	13,833	10,375
Due from clients	273,668	227,413
Accounts receivable	29,751	33,127
Client-held fractional shares	689,011	514,877
Other current assets	51,127	49,187
Total current assets	1,485,598	1,275,784
Deferred tax assets, net	115,869	119,749
Operating lease right-of-use asset	7,834	8,696
Property, software, and equipment, net	7,306	7,755
Other noncurrent assets	3,650	3,745
Total assets	$1,620,257	$1,415,729
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,258	$7,299
Accrued liabilities	12,897	8,830
Due to clients	12,049	30,209
Payable to clearing broker	273,512	227,439
Current portion of operating lease liabilities	4,157	4,101
Fractional shares repurchase obligation	689,011	514,877
Total current liabilities	998,884	792,755
Operating lease liabilities, net of current portion	5,229	6,292
Other noncurrent liabilities	1,956	1,993
Total liabilities	1,006,069	801,040
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 214,611,134 shares authorized as of April 30, 2026 and January 31, 2026; 154,081,996 and 151,782,411 shares issued as of April 30, 2026 and January 31, 2026, respectively; 149,475,525 and 150,305,463 shares outstanding as of April 30, 2026 and January 31, 2026, respectively	12	12
Treasury stock, at cost; 4,606,471 and 1,476,948 shares held as of April 30, 2026 and January 31, 2026, respectively	(41,313)	(13,052)
Additional paid-in capital	784,656	769,730
Accumulated deficit	(129,167)	(142,001)
Total stockholders’ equity	614,188	614,689
Total liabilities and stockholders’ equity	1,620,257	1,415,729
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEALTHFRONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands, except shares and per share data)	Three Months Ended April 30,
	2026	2025
Revenue:
Cash management	$63,381	$64,266
Investment advisory	26,244	19,874
Other revenue	859	374
Total revenue	90,484	84,514
Costs and operating expenses:
Cost of revenue	9,964	8,668
Product development	33,715	20,232
General and administrative	16,921	9,867
Marketing	11,220	10,188
Operations and support	4,116	2,925
Total costs and operating expenses	75,936	51,880
Interest expense	252	67
Other expense (income), net	(3,134)	(1,544)
Income before income taxes	17,430	34,111
Provision for income taxes	4,596	8,164
Net income	$12,834	$25,947

Earnings per share:
Basic	$0.08	$0.64
Diluted	$0.07	$0.18
Weighted-average shares outstanding used in computing earnings per share:
Basic	151,724,284	40,271,969
Diluted	175,500,854	142,487,835
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEALTHFRONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(Unaudited)

(in thousands, except for number of shares)	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of January 31, 2026	—	$—	150,305,463	$12	$(13,052)	$769,730	$(142,001)	$614,689
Net income	—	—	—	—	—	—	12,834	12,834
Issuance of common stock upon exercise of vested stock options	—	—	454,869	—	—	1,118	—	1,118
Issuance of common stock upon settlement of RSUs, net of tax withholdings	—	—	1,362,349	—	—	(4,653)	—	(4,653)
Issuance of common stock upon warrant exercise	—	—	563,642	—	—	1,409	—	1,409
Repurchase of common stock	—	—	(3,210,798)	—	(28,261)	—	—	(28,261)
Stock-based compensation expense, including ESPP	—	—	—	—	—	17,053	—	17,053
Balances as of April 30, 2026	—	$—	149,475,525	$12	$(41,313)	$784,656	$(129,167)	$614,188

(in thousands, except for number of shares)	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of January 31, 2025	69,914,359	$227,198	40,110,106	$4	$(12,593)	$127,862	$(99,935)	$15,338
Net income	—	—	—	—	—	—	25,947	25,947
Issuance of common stock upon exercise of vested stock options	—	—	201,687	—	—	369	—	369
Issuance of common stock upon settlement of RSUs	—	—	1,000	—	—	—	—	—
Repurchase of common stock	—	—	(23,076)	—	(213)			(213)
Conversion of redeemable convertible preferred stock	(61,938)	—	61,938	—	—	—	—	—
Change in early exercise liability	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	1,879	—	1,879
Balances as of April 30, 2025	69,852,421	$227,198	40,351,655	$4	$(12,806)	$130,110	$(73,988)	$43,320

WEALTHFRONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended April 30,
(in thousands)	2026	2025
Operating activities
Net income	$12,834	$25,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, software, and equipment, net	1,434	1,847
Non-cash lease expense	862	794
Deferred income taxes	3,880	—
Stock-based compensation expense	17,053	1,879
Impairment of internally developed software	—	378
Change in fair value of warrant liabilities	412	—
Changes in operating assets and liabilities:
Due from clients	(46,255)	(25,685)
Accounts receivable	3,376	1,309
Other current and noncurrent assets	(1,845)	1,325
Accounts payable	(41)	226
Accrued liabilities	4,067	8,234
Due to clients	(18,160)	(2,711)
Payable to clearing broker	46,073	25,847
Lease liabilities	(1,007)	(909)
Net cash provided by operating activities	$22,683	$38,481
Investing activities
Purchases of property, software, and equipment	(985)	(211)
Net cash used in investing activities	$(985)	$(211)
Financing activities
Taxes paid related to net share settlement of RSUs	(4,653)	—
Proceeds from exercise of stock options, including early exercises	1,118	369
Proceeds from exercise of common stock warrants	960	—
Repurchase of common stock	(28,261)	(213)
Net cash (used in) provided by financing activities	$(30,837)	$156
Net (decrease) increase in cash and cash equivalents, cash segregated and on deposit for regulatory purposes, and restricted cash and cash equivalents	(9,139)	38,426
Cash and cash equivalents, cash segregated and on deposit for regulatory purposes, and restricted cash and cash equivalents at the beginning of the period	453,790	154,553
Cash and cash equivalents, cash segregated and on deposit for regulatory purposes, and restricted cash and cash equivalents at the end of the period	$444,651	$192,979

Supplemental disclosures of cash flow information
Cash (refunded) paid for income taxes	$(420)	$481
Cash paid for interest	$2,736	$1,654

Non-cash financing activities
Issuance of common stock warrants upon cashless exercise	$449

The following presents cash and cash equivalents, cash segregated and on deposit for regulatory purposes, and restricted cash and cash equivalents
Cash and cash equivalents	$428,208	$182,867
Cash segregated and on deposit for regulatory purposes	13,833	7,502
Restricted cash and cash equivalents in other noncurrent assets	2,610	2,610
Total cash and cash equivalents, cash segregated and on deposit for regulatory purposes, and restricted cash and cash equivalents	$444,651	$192,979
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
Initial Public Offering
On December 15, 2025, the Company closed its initial public offering (“IPO”) of 34,615,384 shares of its common stock at a public offering price of $14.00 per share. In the IPO, 21,468,038 shares of common stock were sold by the Company and 13,147,346 shares of common stock were sold by selling stockholders. The Company’s net proceeds from the sale of common stock were $282.1 million, partially offset by underwriting discounts and commissions payable by the Company of $18.5 million. In connection with the IPO, all of the outstanding shares of convertible preferred stock automatically converted into 69,852,421 shares of common stock and all warrants became exercisable at a weighted average price of $2.73 per share for an aggregate of 1,953,463 shares of common stock. Upon completion of the IPO, approximately $9.2 million of deferred offering costs were reclassified into stockholders’ equity as a reduction of the IPO proceeds. The Company recognized a one-time cumulative share-based compensation expense of approximately $239.0 million related to restricted stock units (“RSUs”) for which the time-based vesting condition was satisfied or partially satisfied when the performance condition was satisfied. The performance condition was satisfied upon the completion of the IPO. The Company incurred $140.9 million of tax withholdings and remittance obligations in connection with the net settlement of RSUs upon IPO completion, inclusive of employee and employer payroll tax obligations.
2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the applicable rules and regulations of the SEC for interim financial reporting. Certain information and note disclosures included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended January 31, 2026 (“2026 Form 10-K”). The condensed consolidated financial statements include the accounts of Wealthfront and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
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

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Estimates, judgments and assumptions in these condensed consolidated financial statements include, but are not limited to: the valuation of allowance for credit losses, warrant liabilities, and SAFEs (as defined below); useful lives assigned to property and equipment; the discount rates used for leases; stock-based compensation, including the determination of the fair value of the Company’s common stock; and the realizability of deferred tax assets, net and uncertain tax positions.
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
The Company provides early paycheck access of up to two days by enabling direct deposit, resulting in short-term receivables to clients. These receivables are highly liquid, typically settle within two business days, and are included within Other current assets on the condensed consolidated balance sheets.
Deferred Offering Costs
Deferred offering costs primarily consist of accounting, legal, and other fees directly related to the IPO. Upon consummation of the IPO in December 2025, the deferred offering costs of $9.2 million were reclassified to stockholders’ equity and recorded against the proceeds from the IPO.
Recent Accounting Pronouncements Adopted
There were no new accounting pronouncements adopted during the three months ended April 30, 2026 that materially impacted the condensed consolidated financial statements and related disclosures.

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Recent Accounting Pronouncements Not Yet Adopted
In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments are expected to impact various disclosure areas, including the statement of cash flows, accounting changes and error corrections, earnings per share, debt, derivatives, and transfer of financial assets. The amendments will become effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. The Company is currently evaluating the impact of these amendments on the condensed consolidated financial statements.
In March 2024, the SEC adopted final rules, The Enhancement and Standardization of Climate-Related Disclosures for Investors, Release Nos. 33-11275 and 34-99678. The rules would have required registrants to provide certain climate-related information in their registration statements and annual reports. In April 2024, the SEC stayed the effectiveness of the final rules, and in March 2025 the SEC voted to end its defense of the climate disclosure rules in federal court. Subsequently, on May 29, 2026, the SEC issued a formal proposal to rescind the 2024 climate disclosure rules in their entirety. The Company will continue to monitor the formal administrative outcomes of the SEC’s rescission proposal, however, we do not currently anticipate any material operational or financial impact stemming from these rules.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement Expense Disaggregation Disclosures, which requires additional disclosures about certain amounts included in the expense captions presented on the statement of operations as well as disclosures about selling expenses. In January 2025, the FASB issued ASU No. 2025-01, which provides a delayed implementation timeline to give issuers additional time to prepare for the impacts of adopting ASU No. 2024-03. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this amendment on the condensed consolidated financial statements.
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

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In addition, the Company considers and uses all valuation methods that are appropriate in estimating the fair value of an asset or liability.
The following tables summarize the fair value of financial assets and liabilities and their classification by level of input within the fair value hierarchy as of April 30, 2026 and January 31, 2026 (in thousands):

	Financial Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
April 30, 2026
Assets
Cash equivalents
Money market funds	$385,777	$385,777	$—	$—
Certificates of deposit	2,600	2,600	—	—
Client-held fractional shares	689,011	689,011	—	—
Other current assets
Proprietary inventory	1,556	1,556	—	—
Total financial assets at fair value	$1,078,944	$1,078,944	$—	$—
Liabilities
Other noncurrent liabilities
Warrant liabilities	1,956	—	—	1,956
Fractional shares repurchase obligation	689,011	689,011	—	—
Total financial liabilities at fair value	$690,967	$689,011	$—	$1,956

	Financial Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
January 31, 2026
Assets
Cash equivalents
Money market funds	$406,837	$406,837	$—	$—
Certificates of deposit	2,600	2,600	—	—
Client-held fractional shares	514,877	514,877	—	—
Other current assets
Proprietary inventory	1,500	1,500	—	—
Total financial assets at fair value	$925,814	$925,814	$—	$—
Liabilities
Other noncurrent liabilities
Warrant liabilities	1,993	—	—	1,993
Fractional shares repurchase obligation	514,877	514,877	—	—
Total financial liabilities at fair value	$516,870	$514,877	$—	$1,993

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

	Warrant Liabilities	SAFEs	Total
Balance at January 31, 2026	$1,993	$—	$1,993
Mark-to-market adjustment	412	—	412
Exercise of warrants	(449)	—	(449)
Balance at April 30, 2026	$1,956	$—	$1,956

	Warrant Liabilities	SAFEs	Total
Balance at January 31, 2025	$3,510	$6,141	$9,651
Mark-to-market adjustment	—	—	—
Balance at April 30, 2025	$3,510	$6,141	$9,651
Upon the completion of the Company’s IPO on December 15, 2025, all outstanding SAFEs automatically converted into shares of the Company’s common stock in accordance with their terms, and no SAFEs were outstanding as of the three months ended April 30, 2026.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the three months ended April 30, 2026.
4.Revenue
Disaggregation of Revenue
The principal categories the Company uses to disaggregate revenue reflect the type of service from which the revenue is generated, which is consistent with the presentation in the condensed consolidated statements of operations.
Contract Balances
The revenue streams identified as being generated through contracts with clients are outlined in Note 2. — Summary of Significant Accounting Policies of the audited annual consolidated financial statements for the fiscal year ended January 31, 2026 are all settled in arrears, in accordance with the Company’s contracts with the applicable counterparties. Receivables relate to the Company’s unconditional right to receive payment for its performance completed under the contract. The Company does not have deferred revenue as of April 30, 2026 and January 31, 2026. No other contract assets or liabilities existed as of April 30, 2026 and January 31, 2026.
The table below sets forth the opening and closing balances for accounts receivable from contracts with clients (in thousands):

	Cash Management Receivable	Investment Advisory Receivable	Other Receivable	Total Accounts Receivable
Closing Balance, January 31, 2026	$23,603	$9,001	$523	$33,127
Change	(3,297)	57	(136)	(3,376)
Closing Balance, April 30, 2026	$20,306	$9,058	$387	$29,751

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
5.Property, Software, and Equipment, Net
Property, software, and equipment, net as of April 30, 2026 and January 31, 2026 consists of the following (in thousands):

	April 30,	January 31,
	2026	2026
Leasehold improvements	$2,475	$2,475
Computer equipment	6,620	5,645
Furniture and fixtures	721	712
Internally developed software	36,993	36,993
Total	46,809	45,825
Less: accumulated depreciation and amortization	(39,503)	(38,070)
Property, software, and equipment, net	$7,306	$7,755
Depreciation expense related to property and equipment was $0.2 million for the three months ended April 30, 2026, compared to $0.2 million for the three months ended April 30, 2025.
No internally developed software was capitalized or written off due to impairment during the three months ended April 30, 2026. The Company wrote-off $0.4 million due to impairment in internally developed software during the three months ended April 30, 2025.
The amortization expense on capitalized internally developed software was $1.2 million for the three months ended April 30, 2026, compared to $1.6 million for the three months ended April 30, 2025.
6.Leases
The Company has three noncancelable operating leases for its offices with remaining lease terms ranging from 7 months to 26 months. All leases require the Company to pay annual operating, tax or utilities expenses, which are included in the variable lease costs. The Company utilizes its incremental borrowing rate in determining the present value of lease payments, as the implicit rate is not readily determinable.
The components of lease cost for operating leases for the three months ended April 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended April 30,
	2026	2025
Operating lease cost	$995	$965
Variable lease cost	330	254
Total lease cost	$1,325	$1,219
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended April 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases	$1,139	$1,079

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following table summarizes the lease-related assets and liabilities recorded in the condensed consolidated balance sheet at April 30, 2026 and January 31, 2026 (in thousands):

	April 30,	January 31,
	2026	2026
Operating lease ROU assets	$7,834	$8,696

Current operating lease liabilities	4,157	4,101
Noncurrent operating lease liabilities	5,229	6,292
Total operating lease liabilities	$9,386	$10,393
Lease term and discount rate were as follows:

	April 30,	January 31,
	2026	2026
Weighted-average remaining lease term (years)	2.15	2.40
Weighted-average discount rate	5.29%	5.29%
The following table provides the maturities of lease liabilities as of April 30, 2026 (in thousands):

Maturity of lease liabilities at April 30:	Amount
2027 (remaining)	$3,412
2028	4,580
2029	1,964
2030	—
2031	—
Total future undiscounted lease payments	9,956
Less: imputed interest	(570)
Present value of lease liabilities	$9,386
As of April 30, 2026, the Company had one executed operating lease modification that had not yet commenced. This modification, which became effective May 1, 2026, extends the lease term and expands the leased square footage within an existing facility.
7.Financing Activities
Revolving Line of Credit
On October 31, 2024, the Company entered into a credit agreement (the “Original Credit Agreement”) with a third-party financial institution to provide a revolving line of up to $50.0 million (the “Revolver”) with a maturity date of October 30, 2025. Interest accrued on the outstanding principal balance is at (i) the base rate, plus 1.0% per annum or (ii) Adjusted Daily Simple SOFR (as defined in the Original Credit Agreement), plus 2.0% per annum. The base rate is defined as the highest of (i) the Prime Rate (as defined in the Original Credit Agreement); (ii) the Federal Funds Rate (as defined in the Original Credit Agreement), plus 0.50%; and (iii) Adjusted Daily Simple SOFR plus 1.00%, and is payable on a monthly basis.
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

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
There were no amounts outstanding under the Amended Revolver as of April 30, 2026 and January 31, 2026, and no borrowing or repayment activity occurred under the facility during the three months ended April 30, 2026.
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
Upon completion of the Company’s IPO on December 15, 2025, all outstanding SAFEs automatically converted into shares of the Company’s common stock in accordance with their terms, and no SAFEs were outstanding as of April 30, 2026.
8.Commitments and Contingencies
Commitments
As of April 30, 2026, the Company had three noncancelable contracts, one of which is related to a third-party partner bank in connection with services that the Company offers its clients as part of the cash sweep program. Payments made to this third-party partner bank during the three months ended April 30, 2026 and 2025 towards this contract were immaterial.
During the fiscal year ended January 31, 2025, the Company entered into a noncancelable contract for cloud computing services with a third-party provider. The Company is committed to a minimum spend during the term of the contract. Payments made to this third-party provider were $2.0 million during the three months ended April 30, 2026.
During the fiscal year ended January 31, 2026, the Company entered into another noncancelable contract for an application programming interface service with a third-party provider. The Company is committed to a minimum monthly spend during the term of the contract. Payments made to this third-party provider were $0.4 million during the three months ended April 30, 2026.
The following table provides the future minimum payments over the term of the noncancelable contracts (in thousands):

Three Months Ended April 30,	Amount
2027 (remaining)	5,225
2028	7,400
Total	$12,625
Contingencies
The Company reviews its lawsuits, regulatory inquiries, and other legal proceedings on an ongoing basis and provides disclosure and records loss contingencies in accordance with the loss contingencies accounting guidance. The Company establishes an accrual for losses at management’s best estimate when it assesses that it is probable that a loss has been incurred and the amount of the loss can be

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
reasonably estimated. If an estimated loss is only reasonably possible rather than probable, no liability is recognized. However, where a material loss is reasonably possible, the Company will disclose details of the legal proceeding or claim and an estimate of the possible loss or range of losses if an estimate can be reasonably made. An event is defined as reasonably possible if the chance of the loss to the Company is more than remote but less than probable. The Company monitors these matters for developments that would affect the likelihood of a loss and the accrued amount, if any, and adjusts the amount as appropriate. As of April 30, 2026 and January 31, 2026, the Company’s loss contingencies were immaterial.
9.Redeemable Convertible Preferred Stock
Upon completion of the IPO, all shares of the Company’s redeemable convertible preferred stock outstanding, totaling 69,852,421, were automatically converted into an equivalent number of shares of common stock on a one-to-one basis and their carrying value of $227.2 million was reclassified into stockholders’ equity. As of April 30, 2026, there were no shares of redeemable convertible preferred stock issued and outstanding.
10.Common Stock
As of April 30, 2026 and January 31, 2026, the Company was authorized to issue 214.6 million shares of common stock, with a par value of $0.0001 per share. Each share of voting common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights to dividends, and subject to beneficial ownership limitations applicable to certain regulated stockholders. No dividends have been declared by the board of directors from the Company’s inception through April 30, 2026.
Common Stock Reserved for Future Issuance
At April 30, 2026 and January 31, 2026, the Company reserved the following shares of common stock for issuance:

	April 30,	January 31,
	2026	2026
Common stock warrants	1,378,963	1,953,463
Other stock awards issued	37,934,770	39,505,733
Authorized for future stock awards or stock options	27,508,041	27,856,967
Total shares of common stock reserved	66,821,774	69,316,163

11.Warrants
Equity-Classified Warrants
From 2019 to 2023, the Company issued warrants to purchase an aggregate of 1.6 million shares of common stock with a weighted-average exercise price of $2.60. All warrants expire 10 years from the date of grant. During the three months ended April 30, 2026, 514,500 of these equity-classified warrants were exercised. As of April 30, 2026, the remaining 1.1 million equity-classified warrants had not been exercised.
Liability-Classified Warrants
The warrant liabilities are included in other noncurrent liabilities in the condensed consolidated balance sheets. The fair value of the warrants is remeasured at the end of every reporting period, with changes in fair value during the period recorded as a component of other income, net in the condensed consolidated statements of operations.

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Common Stock Warrant
In April 2020, the Company issued a warrant to purchase 60,000 shares of common stock at an exercise price of $1.16 per share. On February 25, 2026, this warrant was exercised in full on a net exercise basis, resulting in the issuance of 51,481 shares of common stock. No cash was received in connection with these exercises. At January 31, 2026, the warrant was recorded at fair value of approximately $0.5 million.
The fair value of the common stock warrant was estimated using the BSM option-pricing model with the following assumptions:

January 31,
2026
Expected term (years)	4.24
Expected volatility	55.00%
Risk-free interest rate	3.70%
Expected dividends	—%
Fair value of common stock	$8.68
Series G Warrant
At April 30, 2026 and January 31, 2026, a warrant to purchase 251,750 shares of the Company’s common stock (the “Series G Warrant”) at an exercise price of $3.97 was outstanding at a fair value of $2.0 million and $1.5 million, respectively. The Series G Warrant was originally exercisable for shares of Series G redeemable convertible preferred stock, which automatically converted into common stock upon the completion of the IPO. The Series G Warrant is immediately exercisable and expires five years from the effective date of the IPO.
The fair value of the Series G Warrant was estimated using the BSM option-pricing model with the following assumptions:

	April 30,	January 31,
	2026	2026
Expected term (years)	4.61	4.86
Expected volatility	55.00%	55.00%
Risk-free interest rate	4.02%	3.75%
Expected dividends	—%	—%
Fair value of Series G redeemable convertible preferred stock	$10.53	$8.68
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
Under the 2008 Plan, options could be granted for terms no longer than 10 years from the date of the grant. In the case of an ISO grant to an optionee who, at the time the option is granted, owned stock representing more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary, the term of the option was five years from the date of grant. ISOs and NSOs generally vested

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
at a rate of 25% on the first anniversary of the grant date and then ratably over the next three years. Upon termination of employment, any unvested shares were automatically returned to the Company. Those shares were added back to the plan and made available for future grants. The 2008 Plan was terminated in 2017, but the awards granted previously still vest. At April 30, 2026 and January 31, 2026, no shares from the 2008 Plan remained available for future grants.
In December 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”), which was most recently amended in September 2025 and subsequently terminated in connection with the adoption of the Company’s 2025 Plan (as defined below). The 2017 Plan allowed stock options to be granted to Company employees, officers, directors, advisors, consultants, and other service providers as either stock options, restricted stock awards, restricted stock units (“RSUs”), stock appreciation rights, and other equity awards. The 2017 Plan was initially adopted with substantively similar plan features as the 2008 Plan. In August 2018, the 2017 Plan was amended to extend the post-termination exercise period for vested awards, other than terminations for cause, to up to 10 years. At April 30, 2026 and January 31, 2026, no shares from the 2017 Plan remained available for future grants.
In September 2025, the Company’s stockholders approved the 2025 Equity Incentive Plan (the “2025 Plan” and, together with the 2017 and 2008 Plan, the “Plans”). The 2025 Plan became effective in connection with the IPO, and provides for the issuance of up to 17,500,000 shares of the Company’s common stock, plus any reserved shares of the Company’s common stock not issued or subject to outstanding grants under the 2008 Plan and the 2017 Plan on the effective date of the 2025 Plan, pursuant to stock options, RSUs, stock appreciation rights, and other equity awards. The number of shares reserved for issuance under the 2025 Plan will increase automatically on February 1 of each of 2026 through 2035 by the number of shares equal to 5% of the aggregate number of outstanding shares of all classes of the Company’s common stock as of the immediately preceding January 31, or a lesser number as may be determined by the board of directors. The 2025 Plan was initially adopted with substantively similar plan features to the 2017 and 2008 Plans. The Company began issuing awards under the 2025 Plan during the quarter ended January 31, 2026. At April 30, 2026 and January 31, 2026, 35,052,906 and 27,856,967 shares from the 2025 Plan remained available for future grants, respectively.
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
Stock Options
A summary of stock option activity as of and for the three months ended April 30, 2026 under the Plans is as follows:

	Number of Options Outstanding Under the Plans	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2026*	23,755,365	$1.90	3.2	161,131
Exercised	(501,789)	2.23		3,521
Expired	(5,145)	2.45		—
Forfeited	—	—		—
Outstanding at April 30, 2026*	23,248,431	1.89	3.0	$200,844
Exercisable at April 30, 2026	23,204,963	$1.89	3.0	$200,513
______________
*The Plans allow for early exercise of stock options and exercised/forfeited balances include only vested stock options exercised.

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 31, 2026	74,213	$4.73
Vested	(30,745)	4.73
Forfeited	—	—
Unvested at April 30, 2026	43,468	$4.73
As of April 30, 2026, unrecognized stock-based compensation expense related to unvested stock options was $0.2 million, which is expected to be recognized over a weighted-average period of 0.3 years.
No options were granted during the three months ended April 30, 2026 and 2025.
Restricted Stock Units
RSUs are issued at no cost to the recipient and can be settled only in shares after the RSUs have vested. RSUs do not provide the holder with voting rights or cash dividends. Prior to the Company’s IPO, the majority of RSUs vest upon satisfaction of time-based service and performance-based conditions (“dual-trigger RSUs”). Upon completion of the IPO on December 15, 2025, the performance condition was satisfied and the existing dual-trigger awards are now subject only to the remaining service-based vesting conditions. Accordingly, the Company began recognizing share-based compensation expense for these awards from the date the performance condition was satisfied. Following the Company’s IPO, RSUs granted are subject only to continued service-based vesting conditions and do not contain performance or market conditions.
A summary of RSU activity for the three months ended April 30, 2026 under the Plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2026	15,676,155	$12.51
Granted	1,350,754	8.12
Settled	(1,954,916)	9.95
Forfeited	(385,654)	12.72
Outstanding at April 30, 2026	14,686,339	$12.32
As of April 30, 2026, unrecognized stock-based compensation expense related to unvested RSUs was $95.0 million, which is expected to be recognized over a weighted-average period of 2.3 years.
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
During the three months ended April 30, 2026, no shares had been purchased under the ESPP. Compensation expense associated with the ESPP is recognized over the offering period based on the grant-date fair value. Compensation expense was $288.0 thousand for the three months ended April 30, 2026.

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Allocation of Stock-Based Compensation
Stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended April 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended April 30,
	2026	2025
Product development	$10,120	$1,251
General and administrative	5,721	349
Marketing	240	91
Operations and support	972	188
Total stock-based compensation expense, net of amounts capitalized	$17,053	$1,879

13.Income Taxes

	Three Months Ended April 30,
	2026	2025
Income before income taxes	$17,430	$34,111
Provision for (benefit from) income taxes	4,596	8,164
Effective tax rate	26.4%	23.9%
Each quarter, the Company’s tax provision for interim periods is determined by using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter. The Company updates the estimated annual effective tax rate quarterly and makes a year-to-date adjustment to the provision.
The Company’s effective tax rate was 26.4% and 23.9% for the three months ended April 30, 2026 and 2025. The difference between the effective tax rate and the federal statutory tax rate for each period was primarily due to state income taxes and permanent non-deductible expenses, which were partially offset by federal and state research and development tax credits.

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
14.Earnings per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted earnings per share attributable to common stockholders for the periods presented (in thousands, except per share and share amounts):

	Three Months Ended April 30,
	2026	2025
Basic earnings per share
Numerator:
Net income attributable to common stockholders	$12,834	$25,947
Denominator:
Weighted-average number of common stock outstanding used in computing earnings per share, basic	151,724,284	40,271,969
Earnings per share attributable to common stockholders, basic	$0.08	$0.64

Diluted earnings per share
Numerator:
Net income attributable to common stockholders, basic	$12,834	$25,947
Fair value adjustment for liability-classified common stock warrant, net of tax effect	(11)	—
Net income attributable to common stockholders, dilutive	$12,823	$25,947
Denominator:
Weighted-average number of common stock outstanding used in computing earnings per share, basic	151,724,284	40,271,969
Conversion of redeemable convertible preferred stock, all series	—	69,852,421
Dilutive effect of unvested RSUs	4,293,612	—
Dilutive effect of stock options	18,673,450	30,780,811
Dilutive effect of equity-classified common stock warrants	785,884	1,337,133
Dilutive effect of liability-classified Series G Warrant	—	190,465
Dilutive effect of liability-classified common stock warrant	23,624	55,036
Weighted-average number of common stock outstanding used in computing earnings per share, dilutive	175,500,854	142,487,835
Earnings per share attributable to common stockholders, diluted	$0.07	$0.18
The following common stock equivalents were excluded from the computation of diluted earnings per share attributable to common stockholders because including them would have been antidilutive (outstanding):

	Three Months Ended April 30,
	2026	2025
Series G Warrant	251,750	—
RSUs	—	33,493,691
SAFEs	—	Various
15. Financial Instruments with Off-Balance Sheet Credit Risk
As a securities broker, the Company executes transactions with and on behalf of clients. The Company clears these transactions with its clearing firm on an omnibus basis.

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
16. Related Party Transactions
Related party transactions may include any transaction between the Company and entities under common control or with a related party. The Company defines related parties as members of the board of directors, executive officers, existing investors holding 10% or more of the Company’s outstanding voting stock, principal owners of the Company’s outstanding stock and any immediate family members of each related party, as well as any other person or entity with significant influence over the management or operations of the Company.
In July 2024, in connection with the acquisition of Unified National Mortgage LLC (renamed Wealthfront Home Lending, LLC), the Company entered into a series of management and financing agreements with the Company’s Chief Executive Officer, Wealthfront Home Lending, and Wealthfront Holdings LLC (“Holdings LLC”), the purchasing entity. Through these agreements, the Company directs the significant activities of Wealthfront Home Lending and absorbs all associated benefits and losses from Wealthfront Home Lending. As of and during the three months ended April 30, 2026 and 2025, the assets, liabilities and activities of Wealthfront Home Lending and Wealthfront Holdings were immaterial to the Company’s condensed consolidated financial statements.
On February 16, 2026, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with David Fortunato, the Company’s Chief Executive Officer, President and director. Pursuant to the Purchase Agreement, Mr. Fortunato sold his entire 95.1% limited liability company interest (the “Ownership Interest”) in Holdings LLC to the Company for nominal consideration in the amount of one dollar ($1). Following this transaction, the Company became the sole owner of 100.0% of the limited liability company interests of Holdings LLC. The transactions had no material impact to the condensed consolidated financial statements.
17. Subsequent Events
The Company has evaluated subsequent events from the condensed consolidated balance sheets date through June 12, 2026, the issuance date of the condensed consolidated financial statements.
Subsequent to April 30, 2026, the Company repurchased an additional 1.7 million shares of its common stock under its authorized share repurchase program for an aggregate settlement amount of $15.7 million.
There have been no other material subsequent events other than previously disclosed that occurred during such period that would require disclosure or would be required to be recognized in the consolidated financial statements as of April 30, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and operating results should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K filed for the year ended January 31, 2026. In addition to our historical operating results and financial position, this discussion contains forward-looking statements that are subject to risks and uncertainties. You should read the sections titled “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Form 10-Q, and “Risk Factors” included in the Form 10-K filed for the year ended January 31, 2026 for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends on January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31.
Company Overview
Wealthfront is a technology-driven financial solutions platform specifically engineered to help digital native generations build long-term wealth through a broad, automated suite of investment, cash management, financial planning and borrowing and lending products. As of April 30, 2026, our platform served 1.5 million funded clients and had $96.6 billion in platform assets reflecting the deep trust we have established through fundamentally aligned incentives and a commitment to our clients' financial success.
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

Key Business Metrics
We monitor the following key business metrics to help us evaluate our business, identify trends, formulate business plans and make strategic decisions:

	Three Months Ended April 30,
	2026	2025	$ Change	% Change
Platform assets ($ millions)	$96,600	$80,858	$15,742	19%
Cash management	44,883	43,774	1,109	3%
Investment advisory	51,718	37,085	14,633	39%
Net deposits ($ millions)	$554	$1,790	$(1,236)	(69)%
Cash management	(477)	1,363	(1,840)	(135)%
Investment advisory	1,031	427	604	141%
Funded clients (thousands)	1,458	1,264	194	15%
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
Platform assets were $96.6 billion as of April 30, 2026, an increase of $15.7 billion, or 19%, compared to April 30, 2025. The increase in platform assets was primarily due to a 3% year-over-year increase in cash management assets and a 39% year-over-year increase in investment advisory assets.
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
Net deposits were $0.6 billion during the three months ended April 30, 2026, a decrease of $1.2 billion, or 69%, compared to the same period in the prior year. The decline was primarily due to cash management net deposits due to expected tax time seasonality and the continued lower absolute level of interest rates following the Federal Reserve interest rate cuts that took effect towards the end of fiscal year 2026. When interest rates decline, we expect to see a slowdown in cash management asset growth but an increase in investment advisory asset growth, and vice versa. We refer to these periods as transition environments. Transition environments create an opportunity for us to grow cross product flows, that is cash management clients’ cross account transfers to existing investment advisory accounts as well as cash management clients’ cross product adoption of new investment advisory accounts, and vice versa. Investment advisory net deposits increased 141% compared to the same period in the prior year due to successful cross-product adoption and increased interest in investment advisory products as interest rates decline.
Funded clients: We define “funded clients” as clients with balances greater than zero or that have been greater than zero on at least one occasion during the 45 consecutive calendar days ending as of the measurement date. Funded clients include clients with a zero balance across all accounts as of the measurement date if they had greater than zero balances in at least one account within 45 calendar days prior to the measurement date. Individuals who shared funded joint accounts are each considered to be a separate funded client. The number of funded clients is as of a stated date and reflects our scale and monetization potential.
Funded clients were 1.5 million as of April 30, 2026, an increase of 0.2 million, or 15%, compared to April 30, 2025. The increase in funded clients was primarily due to an increase in new cash management clients.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources, and assess our performance. In addition to total revenue, net income and other results under GAAP, we utilize non-GAAP calculations of adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”). Adjusted EBITDA is defined as net income, excluding: (i) interest expense, (ii) provision for (benefit from) income taxes, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) change in fair value of the convertible note, warrant liabilities, and SAFEs, and (vi) nonrecurring expenses, if any. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, or because the amount and timing of these items is unpredictable, are not driven by core results of operations and render comparisons with prior periods and competitors less meaningful. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. We believe Adjusted EBITDA and Adjusted EBITDA Margin provide useful information to investors and others in understanding and evaluating our results of operations, as well as providing a useful measure for period-to-period comparisons of our business performance. Moreover, we have included Adjusted EBITDA and Adjusted EBITDA Margin in this Form 10-Q because it is a key measurement used by our management internally to make operating decisions, including those related to operating expenses, evaluate performance, identify trends affecting our business and perform strategic planning and annual budgeting.
The following table presents a reconciliation of net income and net income margin, the most directly comparable GAAP measures, to Adjusted EBITDA and Adjusted EBITDA margin, respectively:

	Three Months Ended April 30,
(in thousands, except percentages)	2026	2025
Net income	$12,834	$25,947
Add:
Interest expense	252	67
Provision for (benefit from) income tax	4,596	8,164
Depreciation and amortization of property, software, and equipment, net	1,434	1,847
EBITDA (non-GAAP)	19,116	36,025
Stock-based compensation expense	17,053	1,879
Change in fair value of warrant liabilities and SAFEs	412	—
IPO-related service provider expense	929	—
Adjusted EBITDA	$37,510	$37,904
Total revenue	90,484	84,514
Net income margin	14%	31%
Adjusted EBITDA Margin	41%	45%

Components of Results of Operations
Revenue
Cash Management
Cash management primarily consists of fees earned from program banks in our cash sweep program with respect to clients’ cash swept to each program bank (“Cash Account fees”). Cash Account fees are recognized daily and received on a monthly basis in arrears. We recognize Cash Account fees on a gross basis. We offer a referral incentive program for Cash Accounts whereby both the referred and referring clients receive a promotional benefit on Cash Account balances for a limited period of time. Consideration paid, additional interest, to a referred client is accounted for as a reduction to Cash Account fees. Consideration paid, additional interest, to clients for referring a new client is accounted for as a marketing cost within our condensed consolidated statements of operations. The amount of consideration paid in connection with Cash Account referrals through this promotional benefit program varies based on the Cash Account balance of each client participating in the program, as each such client receives a benefit in the form of an increased APY being passed along to that client for a period of time. We also offer a promotional benefit for a limited period of time to new clients that sign-up and to clients who enable direct deposits into their Cash Accounts. These benefits are also accounted for as a reduction to Cash Account fees. From time to time we have also paid consideration to clients in connection with Cash Account referrals in the form of a fixed amount flat fee cash bonus.
Investment Advisory
Investment advisory consists of fees charged for investment advisory and portfolio management services. Investment advisory fees are earned based on a percentage applied to the market value, less fee waivers, of assets held in client accounts at the close of market. Investment advisory fees are recognized daily and charged to client accounts on a monthly basis in arrears. Advisory fee waivers are offered in connection with certain investing account referrals to each of the referred and referring clients on a portion of each such client’s own investing account balance, and such advisory fee waivers are accounted for as a reduction to investment advisory fees. We may also pay consideration to new clients in connection with investing account referrals in the form of a partial deposit match on deposits placed in the new client’s account within a specified period of time. Such consideration paid to a referred client is accounted for as a reduction to investment advisory fees, while the consideration paid to clients for referring a new client is accounted for as a marketing expense within our condensed consolidated statements of operations.
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
Interest Expense
Interest expense for the three months ended April 30, 2026 and April 30, 2025 primarily consists of commitment fees recognized as interest expense in connection with the Company’s credit agreements with a third party, as described in Note 7.— Financing Activities.
Other Expense (Income), Net
Other expense (income), net primarily consists of fair value changes arising from remeasurements of warrant liabilities and SAFEs.
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
Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended April 30,
(in thousands)	2026	2025
Revenue:
Cash management	$63,381	$64,266
Investment advisory	26,244	19,874
Other revenue	859	374
Total revenue	90,484	84,514
Costs and operating expenses:
Cost of revenue	9,964	8,668
Product development	33,715	20,232
General and administrative	16,921	9,867
Marketing	11,220	10,188
Operations and support	4,116	2,925
Total costs and operating expenses	75,936	51,880
Interest expense	252	67
Other expense, net	(3,134)	(1,544)
Income before income taxes	17,430	34,111
Provision for income taxes	4,596	8,164
Net income	$12,834	$25,947

The following table sets forth stock-based compensation for the periods indicated below:

	Three Months Ended April 30,
(in thousands)	2026	2025
Product development	$10,120	$1,251
General and administrative	5,721	349
Marketing	240	91
Operations and support	972	188
Total stock-based compensation expense	17,053	1,879
Capitalized stock-based compensation expense	—	—
Total stock-based compensation expense, net of amounts capitalized	$17,053	$1,879
During the three months ended April 30, 2026, share-based compensation reflected the ongoing, time-based vesting of outstanding equity awards. During the three months ended April 30, 2025, share-based compensation for these awards was not yet recognized because the performance-based qualifying event, such as an IPO, had not occurred and therefore could not be considered probable. See Note 12. — Stock-Based Compensation of our condensed consolidated financial statements included elsewhere in this Form 10-Q for more information.
The following table sets forth the components of our condensed consolidated statements of operations data, for each of the periods presented, as a percent of revenue:

	Three Months Ended April 30
(as a percentage of revenue)(1)	2026	2025
Revenue:
Cash management	70%	76%
Investment advisory	29%	24%
Other revenue	1%	—%
Total revenue	100%	100%
Costs and operating expenses:
Cost of revenue	11%	10%
Product development	37%	24%
General and administrative	19%	12%
Marketing	12%	12%
Operations and support	5%	3%
Total costs and operating expenses	84%	61%
Interest expense	—%	—%
Other expense (income), net	(3)%	(2)%
Income before income taxes	19%	41%
Provision for income taxes	5%	10%
Net income	14%	31%
_______________
(1)Totals may not foot due to rounding.

Comparison of the Three Months Ended April 30, 2026 and April 30, 2025
Total Revenue

	Three Months Ended April 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Cash management	$63,381	$64,266	$(885)	(1)%
Investment advisory	26,244	19,874	6,370	32%
Other revenue	859	374	485	130%
Total revenue	$90,484	$84,514	$5,970	7%
Total revenue increased by $6.0 million, or 7% for the three months ended April 30, 2026 compared to the same period in the prior year, primarily driven by an increase in investment advisory assets.
Cash Management2

	Three Months Ended April 30,
(in millions, except annualized rate and percentages)	2026	2025	Change	% Change
Cash management assets (off-balance sheet), beginning of the period	$45,360	$42,411	$2,949	7%
Cash management assets (off-balance sheet), end of the period	44,883	43,774	1,109	3%
Average (1)	45,122	43,092	2,029	5%
Cash management revenue	63.4	64.3	(0.9)	(1)%
Annualized cash management fee rate (2)	0.58%	0.61%	(0.04)%	(6)%
_______________
(1)Average balance rows represent the simple average of the beginning of period and end of period balances.
(2)Annualized cash management fee rate is calculated by annualizing revenue for the given period and dividing by the applicable average asset balance.
Cash management revenue decreased by $0.9 million, or 1% for the three months ended April 30, 2026 compared to the same period in the prior year. The decline in cash management revenue was primarily attributable to a 6% decrease in the annualized cash management fee rate, partially offset by a 5% increase in the average balance of cash management assets. The decline in the annualized cash management fee rate was primarily due to the inherent mathematical impact of converting annual percentage rates (APR) to annual percentage yields (APY) in a declining rate environment. Separately, on January 30th, we increased the base APY across all cash management accounts by 5 basis points. This move effectively passed through the bulk of the 6-basis-point increase in the Effective Federal Funds Rate (EFFR) that had accumulated relative to the target range over the preceding months.
2 Wealthfront accrues and/or recognizes cash management revenue on a daily basis. The chart shows resulting averages for the periods presented.

Investment Advisory3

	Three Months Ended April 30,
(in millions, except annualized rate and percentages)	2026	2025	Change	% Change
Investment advisory assets (off-balance sheet), beginning of the period	$48,745	$37,764	$10,981	29%
Investment advisory assets (off-balance sheet), end of the period	51,718	37,085	14,633	39%
Average(1)	50,231	37,424	12,807	34%
Investment advisory revenue	26.2	19.9	6.4	32%
Annualized investment advisory fee rate (2)	0.21%	0.22%	0.10%	(2)%
_______________
(1)Average balance rows represent the simple average of the beginning of period and end of period balances.
(2)Annualized investment advisory fee rate is calculated by annualizing revenue for the given period and dividing by the applicable average asset balance.
Investment advisory revenue increased by $6.4 million, or 32% for the three months ended April 30, 2026 compared to the same period in the prior year. The increase in investment advisory revenue was primarily driven by a 34% increase in the average balance of investment advisory assets for the three months ended April 30, 2026 compared to the same period in the prior year. The annualized investment advisory fee rate declined by 2% for the three months ended April 30, 2026, compared to the same period in the prior year. The annualized investment advisory fee rate for the three months ended April 30, 2026 was consistent with the prior year period when using the daily average balance instead of the simple average. Utilizing daily average balances neutralizes the impacts of significant investment advisory asset appreciation (depreciation) and net deposits that occur throughout the comparison periods that are not always captured using the simple average of beginning and ending quarter balances.
Other Revenue
Other revenue increased by approximately $0.5 million, or 130% for the three months ended April 30, 2026 compared to the same period in the prior year. The increase in other revenue was primarily due to increased portfolio line of credit net interest margin revenue.
Total Costs and Operating Expenses

	Three Months Ended April 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Cost of revenue	$9,964	$8,668	$1,296	15%
Product development	33,715	20,232	13,483	67%
General and administrative	16,921	9,867	7,054	71%
Marketing	11,220	10,188	1,032	10%
Operations and support	4,116	2,925	1,191	41%
Total costs and operating expenses	$75,936	$51,880	$24,056	46%
Cost of Revenue
Cost of revenue increased by $1.3 million, or 15%, for the three months ended April 30, 2026 compared to the same period in the prior year. The increase was primarily due to:
•an increase of $0.4 million in cash management costs for the three months ended April 30, 2026 compared to the same period in the prior year. The increase in cash management costs was primarily due to increased sweep program expenses from increased money movement volumes and increased cash assets held by clients in the cash sweep program;
3 Wealthfront accrues and/or recognizes investment advisory revenue on a daily basis. The chart shows resulting averages for the periods presented.

•an increase of $0.3 million in brokerage platform fees for the three months ended April 30, 2026 compared to the same period in the prior year. The increase in brokerage platform costs was primarily due to an increase in money movement volumes, clients and accounts; and
•an increase of $0.6 million in other cost of revenue for the three months ended April 30, 2026 compared to the same period in the prior year due primarily to increased data fees and other costs.
See the section titled “Components of Operations—Costs and Operating Expenses” for additional information.
Product Development
Product development expenses increased by $13.5 million, or 67%, for the three months ended April 30, 2026 compared to the same period in the prior year. The increase was primarily due to an increase of $13.1 million in personnel-related costs due to increased headcount, including an increase of $8.9 million in stock-based compensation and $4.2 million in salary and allocated overhead costs. Cloud computing costs increased $0.4 million for the three months ended April 30, 2026 compared to the same period in the prior year.
General and Administrative
General and administrative expenses increased by $7.1 million, or 71%, for the three months ended April 30, 2026 compared to the same period in the prior year. The increase was primarily due to an increase of $6.3 million in personnel-related costs due to increased headcount, including an increase of $5.4 million in stock-based compensation, and $0.9 million in salary and allocated overhead costs. Professional fees increased $0.8 million for the three months ended April 30, 2026 compared to the same period in the prior year.
Marketing

	Three Months Ended April 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Performance and brand advertising	6,469	6,765	$(296)	(4)%
Client referral costs	2,296	1,966	330	17%
Personnel-related costs	1,897	1,186	711	60%
Other marketing	281	118	163	138%
Allocated overhead	277	153	124	81%
Total	$11,220	$10,188	$1,033	10%
Marketing expenses increased by $1.0 million, or 10%, for the three months ended April 30, 2026 compared to the same period in the prior year. The increase was primarily due to an increase of $0.8 million in personnel-related costs due to increased headcount, including $0.1 million in stock-based compensation, and $0.7 million in salary and allocated overhead costs. Marketing consulting fees and other expenses increased $0.2 million for the three months ended April 30, 2026 compared to the same period in the prior year.
Operations and Support
Operations and support expenses increased by $1.2 million, or 41%, for the three months ended April 30, 2026 compared to the same period in the prior year. The increase was due to an increase of $1.2 million in personnel-related costs due to increased headcount, including an increase of $0.8 million in stock-based compensation, and $0.4 million in salary and allocated overhead costs, for the three months ended April 30, 2026 compared to the same period in the prior year.

Interest Expense

	Three Months Ended April 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Interest expense	$252	$67	$185	276%
Interest expense increased by $0.2 million, or 276%, for the three months ended April 30, 2026 compared to the same period in the prior year. The increase was primarily due to increased unused commitment fees following the increase to our revolving credit facility in October 2025 from $50.0 million to $250.0 million.
Other Expense (Income), Net

	Three Months Ended April 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Other expense (income), net	$(3,134)	$(1,544)	$(1,590)	103%
Other expense (income), net decreased by $1.6 million, or 103%, for the three months ended April 30, 2026 compared to the same period in the prior year. The decrease in other expense (income) was primarily due to an increase of $2.0 million in dividend income from corporate cash swept into a money market fund, slightly offset by an increase of $0.4 million in fair value change in the warrant liabilities for the three months ended April 30, 2026.
Provision for (Benefit From) Income Taxes

	Three Months Ended April 30,
(in thousands, except percentages)	2026	2025	$ Change	% Change
Provision for (benefit from) income taxes	$4,596	$8,164	$(3,568)	(44)%
Effective income tax rate	26.4%	23.9%
Provision for (benefit from) income taxes decreased by $3.6 million for the three months ended April 30, 2026 compared to the same period in the prior year. This decrease was primarily driven by a $16.7 million decrease in pre-tax book income evaluated at the estimated annualized effective tax rate, partially offset by minor, unfavorable discrete tax adjustments consisting primarily of excess tax deficiencies on stock-based compensation. For additional information, refer to Note 13. — Income Taxes to our condensed consolidated financial statements included in this Form 10-Q.
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
As of April 30, 2026, our primary sources of liquidity were our unrestricted cash and cash equivalents of $428.2 million.
As of April 30, 2026, we were party to a credit agreement with a third-party financial institution to provide a revolving line of up to $250.0 million with a maturity date of October 13, 2028. On October 14,

2025, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) with the same third-party financial institution acting as administrative agent to provide a revolving line of up to $250.0 million (the “Amended Revolver”). The Amended Revolver was not drawn on during the three months ended April 30, 2026, and no amounts were outstanding under the Amended Revolver as of April 30, 2026.
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
No amounts were outstanding under the Amended Revolver as of April 30, 2026.
Cash Flows
The following table presents summarized condensed consolidated cash flow information for the periods presented (in thousands):

	Three Months Ended April 30,
(in thousands, except percentages)	2026	2025
Net cash provided by operating activities	$22,683	$38,481
Net cash used in investing activities	(985)	(211)
Net cash provided by (used in) financing activities	(30,837)	156
Operating Activities
Cash provided by operating activities was $22.7 million for the three months ended April 30, 2026, primarily due to the net income of $12.8 million and non-cash adjustments of $23.6 million offset by $13.8 million of changes in operating assets and liabilities. Non-cash adjustments of $23.6 million primarily reflect stock-based compensation, deferred income taxes, depreciation and amortization, non-cash lease expense, and fair value changes.
Cash provided by operating activities was $38.5 million for the three months ended April 30, 2025, primarily due to the net income of $25.9 million, changes in operating assets and liabilities of $7.6 million, and $4.9 million non-cash adjustments. Non-cash adjustments of $4.9 million primarily reflect stock-based compensation, deferred income taxes, depreciation and amortization, and non-cash lease expense.
Investing Activities
Cash used in investing activities was $1.0 million and $0.2 million, respectively, for the three months ended April 30, 2026 and April 30, 2025, primarily due to purchase of property, software, and equipment in the three months ended April 30, 2026 and April 30, 2025, respectively.
Financing Activities
Cash used in financing activities was $30.8 million for the three months ended April 30, 2026, primarily due to $28.3 million in repurchases of common stock and $4.7 million in taxes paid related to the net settlement of RSUs, slightly offset by $2.1 million in proceeds from the exercise of stock options and common stock warrants.
Cash provided by financing activities was $0.2 million for the three months ended April 30, 2025, primarily due to $0.4 million in the exercise of stock options, slightly offset by the repurchase of common stock of $0.2 million.
Share Repurchase Program
In March 2026, our board of directors approved a share repurchase program with authorization to purchase up to $100.0 million of our outstanding common stock. Repurchases under the share repurchase program may be made in the open market, in privately negotiated transactions, or by other methods, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. Open market repurchases are structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. The share repurchase program does not obligate us to acquire any particular amount of our common stock, and may be modified, suspended, or terminated at any time at the discretion of our board of directors. We fund repurchases with existing cash and cash equivalents and cash from operations. For the three months ended April 30, 2026, we repurchased 3.1 million shares as part of the share repurchase program at an average price of $8.66 per share for a total of $27.1 million.
Regulatory Capital Requirements
One of our subsidiaries, Wealthfront Brokerage LLC, is a broker-dealer subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), administered by the SEC and FINRA, which requires the maintenance of minimum net capital, as defined in SEC Rule 15c3-1. Net capital and the related net capital requirements may fluctuate on a daily basis. Wealthfront Brokerage LLC computes net capital under the alternative method as permitted by SEC Rule 15c3-1. Under the alternative method, Wealthfront Brokerage LLC is required to maintain minimum net capital equal to the greater of $250,000 or 2.0% of aggregate client debits (e.g., client-related receivables) as computed per Rule 15c3-3’s reserve formula. As of April 30, 2026, Wealthfront Brokerage LLC’s net capital was $163.1 million, which exceeded the alternative method minimum net capital requirement by $156.3 million.
Contractual Obligations
Leases
Our principal contractual obligations as of April 30, 2026 include payments on minimum lease payments for operating leases. See Note 6. — Leases to the unaudited condensed consolidated financial statements for the three months ended April 30, 2026 and 2025 included in this Form 10-Q. As of April 30, 2026, the total future minimum lease payments for operating leases was $10.0 million.
Purchase Commitments
We also enter into guarantees and other similar arrangements in the ordinary course of business. For information on these arrangements, see Note 8. — Commitments and Contingencies to the unaudited condensed consolidated financial statements for the three months ended April 30, 2026 and 2025 included in this Form 10-Q. As of April 30, 2026, our non-cancelable purchase commitments primarily relate to our cloud computing services consisting of total future minimum service payments of $12.6 million.
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
Recent Accounting Pronouncements
See Note 2. — Summary of Significant Accounting Policies to the condensed consolidated financial statements included in this Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Form 10-Q.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Form 10-K as of January 31, 2026.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. Information relating to quantitative and qualitative disclosures about these market risks is described below.
Interest Rate Risk
Our cash and cash equivalents as of April 30, 2026 were held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.
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

ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2026. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level as of April 30, 2026.
Changes in Internal Control Over Financial Reporting
During the quarter ended April 30, 2026, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

We have experienced historical growth and we expect to continue to invest broadly across our organization to support our growth. Our revenue was $90.5 million and $84.5 million for the three months ended April 30, 2026 and 2025, respectively. Our number of employees has grown to 396 as of April 30, 2026 from 345 as of April 30, 2025. Although we have experienced growth in the past, we may not sustain our current growth rates, and we cannot assure you that our investments to support our growth will be successful. Even if our revenue continues to increase, we expect our revenue growth rate to decline in the future as our business matures and our platform achieves more widespread adoption. Accordingly, our historical growth makes it difficult to evaluate our business and future prospects and you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Overall growth of our revenue will depend on a number of factors, including, but not limited to, our ability to:
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
Prior to the fiscal year ended January 31, 2024, we incurred losses each year since our incorporation in 2007. Our net income was $12.8 million and $25.9 million for the three months ended April 30, 2026 and 2025, respectively. We achieved a net income of $194.4 million and $77.0 million in the fiscal years ended January 31, 2025 and 2024, respectively, but incurred a net loss of $42.1 million in the fiscal year ended January 31, 2026, and had an accumulated deficit of approximately $142.0 million as of January 31, 2026. We expect our operating expenses to increase in the future, including our general and administrative expenses as a result of increased costs associated with operating as a public company and as we continue to invest for our future growth, including investing in our operating infrastructure, developing our platform, products, and services, investing in research and development, and expanding our marketing activity. As a result of these efforts, there is no guarantee that we will be able to achieve or maintain profitability in future periods at the same level or at all. Further, these anticipated increases in operating expenses will negatively affect our operating results if our total revenue does not increase.
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
The SEC and FINRA have stringent rules or proposed rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. For example, Wealthfront Brokerage LLC, our broker-dealer subsidiary, is subject to Rule 15c3-1 under the Exchange Act, the Uniform Net Capital Rule, which specifies minimum capital requirements intended to ensure the general financial soundness and liquidity of broker-dealers, as well as Rule 15c3-3 under the Exchange Act, which requires broker-dealers to maintain a reserve account to ensure client securities are protected and accessible, even in cases of firm insolvency. A large operating loss or charge against net capital could have adverse effects on our ability to maintain or expand our business. Our failure to maintain the required net capital levels or client reserve levels or to protect client assets could potentially result in immediate suspension of securities activities, suspension or expulsion by the SEC or FINRA, restrictions on our ability to expand our existing business or to commence new businesses, and could ultimately lead to the liquidation of our broker-dealer subsidiary and winding down of our broker-dealer business. If such net capital rules are changed or expanded, if there is an unusually large charge against net capital, or if we make changes in our business operations that increase our capital requirements, operations that require an intensive use of capital could be limited. In addition, in December 2024, the SEC adopted amendments to Rule 15c3-3 that require certain broker-dealers to increase the frequency with which they perform required customer reserve account calculations and funding from weekly to daily; although Wealthfront Brokerage LLC is not yet subject to this requirement, depending on its growth in customer assets it may become subject to this requirement in the future.
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
The costs of complying with these laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are high and likely to increase in the future, particularly as the degree of regulation increases, our business grows, and to the extent our geographic scope expands. The impact of these laws and regulations may disproportionately affect our business in comparison to our peers in the financial services industry that have greater resources. Any failure, or perceived failure of compliance, on our part to comply with the laws and regulations may subject us to significant liabilities or penalties, or otherwise adversely affect our business, operating results, and financial condition. Furthermore, it is possible that certain federal or state governmental agencies may seek to block or limit our platform or otherwise impose other restrictions that may affect the accessibility or usability of any or all of our platforms for an extended period of time or indefinitely.
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
We have incorporated, and expect to continue to incorporate, AI technologies into our processes, products, and services. These technologies may present business, compliance, and reputational risks.
We have invested, and expect to continue to invest, in improvements to our processes, products, and services, including machine learning and artificial intelligence (“AI”) technologies. We primarily use machine learning and AI tools from third-party vendors in certain of our internal processes to help increase employee efficiency and productivity and to optimize software coding. Our financial planning product leverages an internally-developed AI model for classifying transactions in linked accounts, which are non-Wealthfront accounts that a client can choose to link to their Wealthfront account to view all of their financial accounts in one place, and when clients open a Wealthfront Brokerage LLC account, we use internally-developed AI models to evaluate fraud risk. These internally-developed AI models rely on client data.
Beyond internal processes, we also use AI across our business processes, products, and services. For example, we use AI to streamline mortgage document qualification. In the future, we anticipate increased adoption of AI by our clients, service providers, counterparties, and other third parties. As with many new and emerging technologies, AI presents numerous risks and challenges that could adversely affect our business. If we fail to keep pace with rapidly evolving AI technological developments, including machine learning and automated decision-making technologies (“AI Technologies”), especially in the financial technology sector, our competitive position and business results may suffer. We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. Even as we enhance our products, processes, and services to further incorporate AI, there can be no assurance that these efforts will be successful or that we will innovate effectively to keep pace with this rapid innovation in AI.
The use of AI Technologies, particularly generative AI, in new or existing offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our reputation, as well as our business, operating results, and financial condition. For example, AI Technologies can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading, or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could negatively impact our clients, harm our reputation and business, and expose us to liability.
Laws, regulations or industry standards that develop in response to the use of AI may be burdensome or may restrict our ability to use, develop, or deploy AI, particularly generative AI Technologies, in our products or processes to the extent we may choose to do so in the future, or our efforts to expand our business. For example, California enacted a number of new laws in 2024 that regulate the use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high risk” AI Technologies to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions. Moreover, we are subject to a number of current sector-specific laws and regulations that may be implicated by our use of AI Technologies. For example, if we use AI or machine learning tools in fraud detection, and it becomes clear that the data that was used to train those models was biased, we could be accused of engaging in unfair, deceptive, or abusive practices in violation of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the regulations thereunder. It is also possible that the AI Technologies we use may, or may be viewed as, having unintended biases or discriminatory outcomes, exposing us to risks that we have discriminated against persons belonging to a protected class. Any resulting investigation or litigation could have an adverse impact on our operating results and financial condition due to the associated costs and any related fines, and could also have an adverse impact on our client relationships.
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
In addition, we may use AI Technologies, including tools provided by third parties, to assist in the development of our own software code. While use of such tools makes our development process more efficient, AI Technologies have sometimes generated content that is “substantially similar” to proprietary or open source software code on which the AI tool was trained. If the AI Technologies we use generate code that is too similar to other proprietary code, or to software processes that are protected by patents, we could be subject to intellectual property infringement claims. We may also not be able to anticipate and detect security vulnerabilities in such AI-generated software code. If our tools generate code that is too similar to open source code, we risk losing protection of our own proprietary code that is commingled with such code. Further, to the extent we use third-party AI Technologies to develop software code, the terms of use of these tools may state that the third-party provider retains rights in the generated code. A number of aspects of intellectual property protection in the field of AI are currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI Technologies and relevant system inputs and outputs. The law is also uncertain across jurisdictions regarding the copyright ownership of content that is produced in whole or in part by generative AI tools. If we fail to obtain protection for the intellectual property rights concerning our products which incorporate AI Technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products which could adversely affect our reputation, business, operating results, financial condition, and future prospects.
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
We incur significant costs and use of management resources as a result of operating as a public company.
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
As of April 30, 2026, we had stock options and RSUs outstanding that, if fully exercised or vested and settled, as applicable, would result in the issuance of 23,248,431 shares of common stock and 14,686,339 shares of common stock, respectively, and we also had outstanding warrants exercisable for the purchase of 1,378,963 shares of common stock. All of the shares of common stock issuable upon the exercise, settlement, or conversion of stock options, warrants, or RSUs, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to existing lock-up or market stand-off agreements and applicable vesting requirements.

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
We have incurred, and expect to further incur, substantial federal and state tax obligations in connection with the settlement of RSUs. A majority of the RSUs granted prior to the date of our IPO vest upon the satisfaction of service-based and performance-based vesting conditions. The performance-based vesting condition was satisfied in connection with our IPO, and a large number of RSUs vested and settled at the time of our IPO and in the 180-day period following the IPO. We used approximately $140.9 million to satisfy federal and state tax withholding and remittance obligations in connection with the net settlement of a portion of the RSUs outstanding as of October 31, 2025 for which the service-based vesting condition was satisfied before December 12, 2025 and for which the performance-based vesting condition was satisfied in connection with our IPO. In connection with the settlement of these RSUs, we withheld certain shares underlying RSUs and remitted federal and state taxes on behalf of the holders of such RSUs at an assumed 45% tax withholding rate based on the IPO price of $14.00 per share. For vested RSUs that have not settled, we may elect to satisfy related federal and state tax withholding and remittance obligations by (i) remitting cash on hand in connection with net settlement, which may include cash proceeds generated from our IPO, or (ii) requiring such RSU holders to sell a portion of such shares into the market during the restricted period utilizing sell-to-cover, through brokers on the applicable settlement date, with the proceeds of such sales to be delivered to us for remittance to the relevant taxing authorities. See “Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, could cause the market price of our common stock to decline.” If we decide to or are required to remit tax obligations on behalf of our employees, we could have significant cash outlays that could have an adverse effect on our financial condition. If we require that RSU holders utilize sell-to-cover, we expect each settlement and sell-to-cover transaction to extend over a multi-day period based on trading volumes. Because the purpose of sell-to-cover transactions is to generate proceeds sufficient to satisfy federal and state tax withholding obligations, the exact number of shares sold will depend on the sale prices of the common stock in such transactions and our stockholders’ personal tax rates. Shares sold by our executive officers, directors, and other employees in sell-to-cover transactions may have an adverse effect on the market price of our common stock.
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

In March 2026, our board of directors authorized the share repurchase program, under which we may repurchase up to $100.0 million of shares of our outstanding common stock, and as of April 30, 2026, $72.9 million of the original authorized amount remained. The actual timing and amount of repurchases will depend on a variety of factors, including stock price, trading volume, market and business conditions, regulatory requirements, and other considerations, all of which may be impacted by factors outside of our control. The share repurchase program could affect the trading price of our common stock, increase volatility, and any repurchases under the program could diminish our cash and cash equivalents and marketable securities available to fund working capital, capital expenditures, strategic acquisitions, investments, or business opportunities, and other general corporate purposes. The share repurchase program may be suspended, terminated or modified at any time for any reason, and we cannot guarantee that the share repurchase program will be fully consummated, or that it will enhance long-term stockholder value.

Provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may limit attempts by our stockholders to replace or remove our current management and members of our board of directors.
Provisions in our restated certificate of incorporation and restated bylaws may have the effect of delaying or preventing a merger, acquisition or other change of control of the company that the stockholders may consider favorable. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, our restated certificate of incorporation and restated bylaws include provisions that:
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
None.
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
As described in the Final Prospectus, we used a portion of the net proceeds to repay the $200.0 million of outstanding indebtedness under the Amended Revolver. Through April 30, 2026, there have been no material changes in our planned use of the remaining net proceeds from our IPO as described in the Final Prospectus.
(c) Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended April 30, 2026:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
	(in thousands)		(in thousands)	(in thousands)
February 1 - 28, 2026	—	$—	—	$—
March 1 - 31, 2026	2,389	$8.21	2,389	$80,388
April 1 - 30, 2026	740	$10.05	740	72,948
Total	3,130		3,130
(1)    On March 9, 2026, our board of directors approved a share repurchase program with authorization to purchase up to $100.0 million of our outstanding common stock (the “Share Repurchase Program”). Repurchases under the Share Repurchase Program may be made in the open market, in privately negotiated transactions, or by other methods, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. Open market repurchases are structured to occur in accordance with applicable federal and state securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. The share repurchase program does not obligate us to repurchase any particular dollar amount or number of shares of our common stock and may be modified, suspended, or terminated at any time at the discretion of our board of directors. We fund repurchases with existing cash and cash equivalents and cash from operations.

(2)    Average price per share includes commissions and fees associated with repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended April 30, 2026, the following directors and/or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, intending to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Name and Title	Action	Total Shares of Common Stock to be Sold	Adoption Date	Expiration Date
Jaleh Bisharat, Director	Adopt	17,007	4/6/2026	9/15/2026

ITEM 6. EXHIBITS

		Incorporated by Reference				Filed or Furnished Herewith
Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date
10.1+	Equity Purchase Agreement dated as of February 16, 2026, by and among Wealthfront Corporation and David Fortunato.	8-K	001-42987	10.1	February 18, 2026
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	iXBRL Taxonomy Extension Schema Document					X
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document					X
______________

+Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.
*    This certification is not deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEALTHFRONT CORPORATION

June 12, 2026	By:	/s/ David Fortunato
David Fortunato
Chief Executive Officer and President

June 12, 2026	By:	/s/ Alan Imberman
Alan Imberman
Chief Financial Officer