Form 10-Q
period 2026-07-31
WEALTHFRONT CORP
filed 2026-09-14
CIK 1524566

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 11, 2026, the number of shares of the registrant’s common stock outstanding was 156,176,440.

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

IPO	Initial public offering.
JOBS Act	The Jumpstart Our Business Startups Act of 2012.
Net-of-fee returns	The investment return that a client earns net of any fees we charge.
Net deposits	The total value of assets placed into our platform products by our clients, net of withdrawals, plus promotional deposit matches paid by us, over a defined period of time. We exclude changes in value attributable to financial market movements from this metric.
Net income margin	The percentage of total revenue remaining as net income after the deduction of all expenses, taxes and interest.
Net revenue retention
Calculated by dividing total revenue in the current period from all funded clients that existed at the beginning of the period, by total revenue from those same clients in the prior period, inclusive of any clients that have churned. Revenue from new clients acquired during the period is excluded from this calculation.

Platform assets	The total value of financial assets held by clients in their accounts as of a stated date on our platform.
Program banks	FDIC-insured banks to which we sweep our clients’ Cash Account assets, which are disclosed on our website and subject to change from time to time.
Program deposits	Clients’ cash that is swept to program banks.
SAFE	Simple Agreement for Future Equity
The Sarbanes-Oxley Act	The Sarbanes-Oxley Act of 2002.
SEC	Securities and Exchange Commission.
The Securities Act	The Securities Act of 1933, as amended.
SIPC	Securities Investor Protection Corporation.

WEALTHFRONT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except shares and per share data)	July 31,	January 31,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$453,308	$440,805
Cash segregated and on deposit for regulatory purposes	12,200	10,375
Due from clients	302,562	227,413
Accounts receivable	30,923	33,127
Client-held fractional shares	816,880	514,877
Other current assets	36,005	49,187
Total current assets	1,651,878	1,275,784
Deferred tax assets, net	113,921	119,749
Operating lease right-of-use asset	7,081	8,696
Property, software, and equipment, net	6,337	7,755
Other noncurrent assets	3,555	3,745
Total assets	$1,782,772	$1,415,729
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,526	$7,299
Accrued liabilities	10,479	8,649
Short-term financing	5,116	181
Due to clients	10,998	30,209
Payable to clearing broker	302,658	227,439
Current portion of operating lease liabilities	4,336	4,101
Fractional shares repurchase obligation	816,880	514,877
Total current liabilities	1,156,993	792,755
Operating lease liabilities, net of current portion	4,151	6,292
Other noncurrent liabilities	1,766	1,993
Total liabilities	1,162,910	801,040
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.0001 par value per share; 214,611,134 shares authorized as of July 31, 2026 and January 31, 2026; 158,756,966 and 151,782,411 shares issued as of July 31, 2026 and January 31, 2026, respectively; 150,748,902 and 150,305,463 shares outstanding as of July 31, 2026 and January 31, 2026, respectively	12	12
Treasury stock, at cost; 8,008,064 and 1,476,948 shares held as of July 31, 2026 and January 31, 2026, respectively	(73,151)	(13,052)
Additional paid-in capital	804,417	769,730
Accumulated deficit	(111,416)	(142,001)
Total stockholders’ equity	619,862	614,689
Total liabilities and stockholders’ equity	1,782,772	1,415,729
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEALTHFRONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(in thousands, except shares and per share data)	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenue:
Cash management	$61,758	$68,873	$125,139	$133,139
Investment advisory	28,804	22,040	55,048	41,914
Other revenue	1,312	210	2,171	584
Total revenue	91,874	91,123	182,358	175,637
Costs and operating expenses:
Cost of revenue	10,764	9,587	20,728	18,255
Product development	34,009	21,227	67,724	41,459
General and administrative	15,685	8,873	32,606	18,740
Marketing	10,715	9,093	21,935	19,281
Operations and support	3,914	3,063	8,030	5,988
Total costs and operating expenses	75,087	51,843	151,023	103,723
Interest expense	255	99	507	166
Other expense (income), net	(3,863)	(690)	(6,997)	(2,234)
Income before income taxes	20,395	39,871	37,825	73,982
Provision for income taxes	2,644	5,130	7,240	13,294
Net income	$17,751	$34,741	$30,585	$60,688

Earnings per share:
Basic	$0.12	$0.86	$0.20	$1.50
Diluted	$0.10	$0.24	$0.18	$0.43
Weighted-average shares outstanding used in computing earnings per share:
Basic	150,094,381	40,497,003	150,260,391	40,386,351
Diluted	174,051,608	141,996,997	174,050,331	142,121,531
The accompanying notes are an integral part of these condensed consolidated financial statements.

WEALTHFRONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(Unaudited)

(in thousands, except for number of shares)	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of April 30, 2026	—	$—	149,475,525	$12	$(41,313)	$784,656	$(129,167)	$614,188
Net income	—	—	—	—	—	—	17,751	17,751
Issuance of common stock upon exercise of vested stock options, net of tax withholdings	—	—	2,721,982	—	—	5,852	—	5,852
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	1,408,874	—	—	(5,700)	—	(5,700)
Issuance of common stock upon warrant exercise	—	—	37,923	—	—	—	—	—
Issuance of common stock under ESPP	—	—	424,916	—	—	3,176	—	3,176
Repurchase of common stock	—	—	(3,320,318)	—	(31,838)	—	—	(31,838)
Stock-based compensation expense, including ESPP compensation expense	—	—	—	—	—	16,433	—	16,433
Balances as of July 31, 2026	—	$—	150,748,902	$12	$(73,151)	$804,417	$(111,416)	$619,862

(in thousands, except for number of shares)	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of April 30, 2025	69,852,421	$227,198	40,351,655	$4	$(12,806)	$130,110	$(73,988)	$43,320
Net income	—	—	—	—	—	—	34,741	34,741
Issuance of common stock upon exercise of vested stock options, net of tax withholdings	—	—	1,995,111	—	—	4,752	—	4,752
Issuance of common stock upon settlement of restricted stock units (RSUs), net of tax withholdings	—	—	1,000	—	—	—	—	—
Repurchase of common stock	—	—	(3,100)		(25)	—	—	(25)
Stock-based compensation expense	—	—	—	—	—	1,571	—	1,571
Balances as of July 31, 2025	69,852,421	$227,198	42,344,666	$4	$(12,831)	$136,433	$(39,247)	$84,359

(in thousands, except for number of shares)	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of January 31, 2026	—	$—	150,305,463	$12	$(13,052)	$769,730	$(142,001)	$614,689
Net income	—	—	—	—	—	—	30,585	30,585
Issuance of common stock upon exercise of vested stock options, net of tax withholdings	—	—	3,176,851	—	—	6,970	—	6,970
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	2,771,223	—	—	(10,353)	—	(10,353)
Issuance of common stock upon warrant exercise	—	—	601,565	—	—	1,409	—	1,409
Issuance of common stock under ESPP	—	—	424,916	—	—	3,176	—	3,176
Repurchase of common stock	—	—	(6,531,116)	—	(60,099)	—	—	(60,099)
Stock-based compensation expense, including ESPP compensation expense	—	—	—	—	—	33,485	—	33,485
Balances as of July 31, 2026	—	$—	150,748,902	$12	$(73,151)	$804,417	$(111,416)	$619,862

(in thousands, except for number of shares)	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of January 31, 2025	69,914,359	$227,198	40,110,106	$4	$(12,593)	$127,862	$(99,935)	$15,338
Net income	—	—	—	—	—	—	60,688	60,688
Issuance of common stock upon exercise of vested stock options, net of tax withholdings	—	—	2,196,798	—	—	5,121	—	5,121
Issuance of common stock upon settlement of restricted stock units, net of tax withholdings	—	—	2,000	—	—	—	—	—
Repurchase of common stock	—	—	(26,176)	—	(238)	—	—	(238)
Conversion of redeemable convertible preferred stock	(61,938)	—	61,938	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	3,450	—	3,450
Balances as of July 31, 2025	69,852,421	$227,198	42,344,666	$4	$(12,831)	$136,433	$(39,247)	$84,359

WEALTHFRONT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended July 31,
(in thousands)	2026	2025
Operating activities
Net income	$30,585	$60,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, software, and equipment, net	2,671	3,706
Non-cash lease expense	1,615	1,608
Deferred income taxes	5,828	9,727
Stock-based compensation expense	33,485	3,450
Impairment of internally developed software	—	709
Change in fair value of warrant liabilities	157	414
Change in fair value of simple agreement for future equity	—	945
Changes in operating assets and liabilities:
Due from clients	(75,149)	(39,261)
Accounts receivable	2,204	(1,818)
Other current and noncurrent assets	18,421	(11,082)
Originations of mortgages held for sale	(55,529)	—
Proceeds from sale of mortgages held for sale	50,479	—
Accounts payable	(773)	(35)
Accrued liabilities	1,831	9,033
Due to clients	(19,211)	1,463
Payable to clearing broker	75,219	39,659
Lease liabilities	(1,906)	(1,801)
Other noncurrent liabilities	64	—
Net cash provided by operating activities	$69,992	$77,405
Investing activities
Purchases of property, software, and equipment	(1,253)	(632)
Net cash used in investing activities	$(1,253)	$(632)
Financing activities
Taxes paid related to net share settlement of RSUs	(10,353)	—
Net borrowings (payments) on short-term funding facilities	4,935	—
Proceeds from exercise of stock options, including early exercises	6,970	5,121
Proceeds from exercise of common stock warrants	960	—
Proceeds from issuance of common stock under ESPP	3,176	—
Repurchase of common stock	(60,099)	(238)
Net cash (used in) provided by financing activities	$(54,411)	$4,883
Net (decrease) increase in cash and cash equivalents, cash segregated and on deposit for regulatory purposes, and restricted cash and cash equivalents	14,328	81,656
Cash and cash equivalents, cash segregated and on deposit for regulatory purposes, and restricted cash and cash equivalents at the beginning of the period	453,790	154,553
Cash and cash equivalents, cash segregated and on deposit for regulatory purposes, and restricted cash and cash equivalents at the end of the period	$468,118	$236,209

Supplemental disclosures of cash flow information
Cash (refunded) paid for income taxes	$296	$2,828
Cash paid for interest	$6,102	$3,659

Non-cash investing activities
Non-cash recognition of new lease	$—	$603

Non-cash financing activities
Issuance of common stock upon cashless exercise of warrants	$449	$—

The following presents cash and cash equivalents, cash segregated and on deposit for regulatory purposes, and restricted cash and cash equivalents
Cash and cash equivalents	$453,308	$222,749
Cash segregated and on deposit for regulatory purposes	12,200	10,850
Restricted cash and cash equivalents in other noncurrent assets	2,610	2,610
Total cash and cash equivalents, cash segregated and on deposit for regulatory purposes, and restricted cash and cash equivalents	$468,118	$236,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.Description of Business
Wealthfront Corporation, a Delaware corporation incorporated in January 2007 (together with its consolidated subsidiaries, “Wealthfront” or the “Company”), is a technology company that built a financial solutions platform for digital natives to turn their savings into long-term wealth. The Company’s broad suite of products, including cash management, investing, borrowing and lending, and financial planning solutions, addresses the diverse financial needs of its clients regardless of the economic environment. Clients have ownership of the securities they transact on the Company’s platform, including those that collateralize margin loans, and, as a result, such securities are not presented on the condensed consolidated balance sheets, other than client-held fractional shares which are presented gross.
The Company’s significant, wholly owned subsidiaries include Wealthfront Advisers LLC, a U.S. SEC-registered investment adviser, Wealthfront Brokerage LLC, an SEC-registered broker-dealer and a member of FINRA, and Wealthfront Home Lending, LLC, a licensed non-delegated mortgage lender.
Initial Public Offering
On December 15, 2025, the Company closed its initial public offering (“IPO”) of 21,468,038 shares of its common stock at a public offering price of $14.00 per share for net proceeds of $282.1 million after underwriting discounts and commissions of $18.5 million. Selling stockholders sold an additional 13,147,346 shares, also at a public offering price of $14.00 per share, for which the Company received no proceeds. The IPO satisfied the performance-based vesting condition on outstanding restricted stock units (“RSUs”), resulting in a one-time cumulative share-based compensation charge of $239.0 million and $140.9 million of employee and employer tax withholding and remittance obligations in connection with the net settlement. See Note 9. — Redeemable Convertible Preferred Stock for the conversion of redeemable preferred stock and Note 2. — Summary of Significant Accounting Policies for deferred offering costs.
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

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Estimates, judgments and assumptions in these condensed consolidated financial statements include, but are not limited to: the valuation of allowance for credit losses, warrant liabilities, and SAFEs; useful lives assigned to property and equipment; the discount rates used for leases; stock-based compensation, including the determination of the fair value of the Company’s common stock; and the realizability of deferred tax assets, net and uncertain tax positions.
Concentrations of Credit Risk
The Company’s financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents, restricted cash, and margin loans to its clients.
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
Recent Accounting Pronouncements Adopted
There were no new accounting pronouncements adopted during the three months ended July 31, 2026 that materially impacted the condensed consolidated financial statements and related disclosures.
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

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following tables summarize the fair value of financial assets and liabilities and their classification by level of input within the fair value hierarchy as of July 31, 2026 and January 31, 2026 (in thousands):

	Financial Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
July 31, 2026
Assets
Cash equivalents
Money market funds	$331,971	$331,971	$—	$—
Certificates of deposit	2,600	2,600	—	—
Client-held fractional shares	816,880	816,880	—	—
Other current assets
Mortgage loans held for sale	5,233	—	5,233	—
Proprietary inventory	1,637	1,637	—	—
Total financial assets at fair value	$1,158,321	$1,153,088	$5,233	$—
Liabilities
Other noncurrent liabilities
Warrant liabilities	1,701	—	—	1,701
Fractional shares repurchase obligation	816,880	816,880	—	—
Total financial liabilities at fair value	$818,581	$816,880	$—	$1,701

	Financial Assets and Liabilities at Fair Value
	Total	Level 1	Level 2	Level 3
January 31, 2026
Assets
Cash equivalents
Money market funds	$406,837	$406,837	$—	$—
Certificates of deposit	2,600	2,600	—	—
Client-held fractional shares	514,877	514,877	—	—
Other current assets
Mortgage loans held for sale	184	—	184	—
Proprietary inventory	1,500	1,500	—	—
Total financial assets at fair value	$925,998	$925,814	$184	$—
Liabilities
Other noncurrent liabilities
Warrant liabilities	1,993	—	—	1,993
Fractional shares repurchase obligation	514,877	514,877	—	—
Total financial liabilities at fair value	$516,870	$514,877	$—	$1,993
Mortgage loans held for sale are included within Other current assets on the condensed consolidated balance sheet. The Company has elected the fair value option under ASC 825 for these loans, recording them at fair value based on the locked best-efforts commitments from investors. These loans are measured on a recurring basis and classified within Level 2 of the fair value hierarchy. The Company measures the fair value of mortgage loans held for sale on an individual-loan basis using observable market inputs, including committed investor pricing quotes and secondary market pricing for similar commitments.

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
As of July 31, 2026 and January 31, 2026, the aggregate fair value of mortgage loans held for sale was $5.2 million and $0.2 million, respectively, and the aggregate unpaid principal balance was $5.2 million and $0.2 million, respectively. Net gains or losses resulting from changes in fair value are recognized within Other revenue in the condensed consolidated statement of operations and were immaterial for the three and six months ended July 31, 2026 and 2025. No mortgage loans held for sale were 90 days or more past due or on nonaccrual status as of July 31, 2026 or January 31, 2026.
The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis (in thousands):

	Warrant Liabilities	SAFEs	Total
Balance at April 30, 2026	$1,956	$—	$1,956
Mark-to-market adjustment	(255)	—	(255)
Balance at July 31, 2026	$1,701	$—	$1,701

	Warrant Liabilities	SAFEs	Total
Balance at April 30, 2025	$3,510	$6,141	$9,651
Mark-to-market adjustment	414	945	1,359
Balance at July 31, 2025	$3,924	$7,086	$11,010

	Warrant Liabilities	SAFEs	Total
Balance at January 31, 2026	$1,993	$—	$1,993
Mark-to-market adjustment	157	—	157
Exercise of warrants	(449)	—	(449)
Balance at July 31, 2026	$1,701	$—	$1,701

	Warrant Liabilities	SAFEs	Total
Balance at January 31, 2025	$3,510	$6,141	$9,651
Mark-to-market adjustment	414	945	1,359
Balance at July 31, 2025	$3,924	$7,086	$11,010
Upon the completion of the Company’s IPO on December 15, 2025, all outstanding SAFEs automatically converted into shares of the Company’s common stock in accordance with their terms, and no SAFEs were outstanding as of July 31, 2026.
There were no transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the three and six months ended July 31, 2026.
4.Revenue
Disaggregation of Revenue
The principal categories the Company uses to disaggregate revenue reflect the type of service from which the revenue is generated, which is consistent with the presentation in the condensed consolidated statements of operations.
Contract Balances
The revenue streams identified as being generated through contracts with clients that are outlined in Note 2. — Summary of Significant Accounting Policies of the audited annual consolidated financial statements for the fiscal year ended January 31, 2026 are all settled in arrears, in accordance with the Company’s contracts with the applicable counterparties. Receivables relate to the Company’s

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
unconditional right to receive payment for its performance completed under the contract. The Company does not have deferred revenue as of July 31, 2026 and January 31, 2026. No other contract assets or liabilities existed as of July 31, 2026 and January 31, 2026.
The table below sets forth the opening and closing balances for accounts receivable from contracts with clients (in thousands):

	Cash Management Receivable	Investment Advisory Receivable	Other Receivable	Total Accounts Receivable
Closing Balance, January 31, 2026	$23,603	$9,001	$523	$33,127
Change	(3,260)	1,072	(16)	(2,204)
Closing Balance, July 31, 2026	$20,343	$10,073	$507	$30,923
5.Property, Software, and Equipment, Net
Property, software, and equipment, net as of July 31, 2026 and January 31, 2026 consists of the following (in thousands):

	July 31,	January 31,
	2026	2026
Leasehold improvements	$2,475	$2,475
Computer equipment	6,889	5,645
Furniture and fixtures	721	712
Internally developed software	36,993	36,993
Total	47,078	45,825
Less: accumulated depreciation and amortization	(40,741)	(38,070)
Property, software, and equipment, net	$6,337	$7,755
Depreciation expense related to property, software and equipment was $0.5 million for the six months ended July 31, 2026, compared to $0.5 million for the six months ended July 31, 2025. Depreciation expense related to property, software and equipment was $0.3 million for the three months ended July 31, 2026, compared to $0.2 million for the three months ended July 31, 2025.
No internally developed software was capitalized or written off due to impairment during the three and six months ended July 31, 2026. The Company wrote off $0.4 million and $0.7 million due to impairment in internally developed software during the three and six months ended July 31, 2025, respectively.
The amortization expense on capitalized internally developed software was $1.0 million and $2.2 million for the three and six months ended July 31, 2026, respectively, compared to $1.6 million and $3.2 million for the three and six months ended July 31, 2025, respectively.
6.Leases
The Company has three noncancelable operating leases for its offices with remaining lease terms ranging from 9 months to 23 months. All leases require the Company to pay annual operating, tax or utilities expenses, which are included in the variable lease costs. The Company utilizes its incremental borrowing rate in determining the present value of lease payments, as the implicit rate is not readily determinable.

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
The components of lease cost for operating leases for the three and six months ended July 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Operating lease cost	$1,017	$979	$2,012	$1,944
Variable lease cost	337	363	667	616
Total lease cost	$1,354	$1,342	$2,679	$2,560
Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended July 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases	$2,302	$2,119
The following table summarizes the lease-related assets and liabilities recorded in the condensed consolidated balance sheet at July 31, 2026 and January 31, 2026 (in thousands):

	July 31,	January 31,
	2026	2026
Operating lease ROU assets	$7,081	$8,696

Current operating lease liabilities	4,336	4,101
Noncurrent operating lease liabilities	4,151	6,292
Total operating lease liabilities	$8,487	$10,393
Lease term and discount rate were as follows:

	July 31,	January 31,
	2026	2026
Weighted-average remaining lease term (years)	1.89	2.40
Weighted-average discount rate	5.30%	5.29%
The following table provides the maturities of lease liabilities as of July 31, 2026 (in thousands):

Maturity of lease liabilities at July 31:	Amount
2027 (remaining)	$2,337
2028	4,639
2029	1,964
2030	—
2031	—
Total future undiscounted lease payments	8,940
Less: imputed interest	(453)
Present value of lease liabilities	$8,487
As of July 31, 2026, the Company did not have any operating or finance leases that have not yet commenced.

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
On October 14, 2025, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) with the same third-party financial institution acting as administrative agent to provide a revolving line of up to $250.0 million (the “Amended Revolver”), including a subfacility of up to $25.0 million for letters of credit. This Credit Agreement replaced the Original Credit Agreement entered into on October 31, 2024. Interest accrues on the outstanding principal balance, at the Company’s option, at either (i) the base rate determined by the highest of the prime rate, the federal funds effective rate plus 0.50% and the adjusted daily SOFR plus 1.00%, or (ii) the adjusted daily SOFR plus the applicable interest margin. In addition, the Company will be required to pay commitment fees of (i) 0.25% per annum on the undrawn portion of the commitments under the Credit Agreement based on a consolidated total net leverage ratio less than 2.00 to 1.00, (ii) 0.375% per annum based on a consolidated total net leverage ratio greater than or equal to 2.00 to 1.00 but less than 3.00 to 1.00, and (iii) 0.50% per annum based on a consolidated total net leverage ratio greater than or equal to 3.00 to 1.00.
There were no amounts outstanding under the Amended Revolver as of July 31, 2026 and no borrowing or repayment activity occurred under the facility during the three and six months ended July 31, 2026.
Warehouse Line of Credit
In July 2025, the Company, through its subsidiary Wealthfront Home Lending, LLC, entered into a master terms agreement for a mortgage loan warehouse facility (the “Warehouse Line”) with a third-party financial institution to provide a warehouse line of up to $10.0 million. The Warehouse Line is utilized exclusively to fund the origination of residential mortgage loans held for sale. Borrowings under the facility are structured as repurchase transactions secured by the underlying pledged mortgage loans and related assets, and are repaid through proceeds received from sales of the loans to third-party investors.
Interest on outstanding draws accrues at the underlying promissory note rate, subject to a minimum rate of 6.00% per annum, plus a transaction funding fee of $100 per loan purchased. Outstanding borrowings under the Warehouse Line were $5.1 million and $0.2 million as of July 31, 2026 and January 31, 2026, respectively.
8.Commitments and Contingencies
Commitments
As of July 31, 2026, the Company had three noncancelable contracts, one of which is related to a third-party partner bank in connection with services that the Company offers its clients as part of the cash sweep program. Payments made to this third-party partner bank during the three and six months ended July 31, 2026 and 2025 towards this contract were immaterial.
During the fiscal year ended January 31, 2025, the Company entered into a noncancelable contract for cloud computing services with a third-party provider. The Company is committed to a minimum spend

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
during the term of the contract. Payments made to this third-party provider were $2.1 million and $4.1 million during the three and six months ended July 31, 2026, respectively.
During the fiscal year ended January 31, 2026, the Company entered into another noncancelable contract for an application programming interface service with a third-party provider. The Company is committed to a minimum monthly spend during the term of the contract. Payments made to this third-party provider were $0.5 million and $0.9 million during the three months and six months ended July 31, 2026, respectively.
The following table provides the future minimum payments over the term of the noncancelable contracts (in thousands):

Three Months Ended July 31,	Amount
2027 (remaining)	3,900
2028	7,400
Total	$11,300
Contingencies
The Company reviews its lawsuits, regulatory inquiries, and other legal proceedings on an ongoing basis and provides disclosure and records loss contingencies in accordance with the loss contingencies accounting guidance. The Company establishes an accrual for losses at management’s best estimate when it assesses that it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If an estimated loss is only reasonably possible rather than probable, no liability is recognized. However, where a material loss is reasonably possible, the Company will disclose details of the legal proceeding or claim and an estimate of the possible loss or range of losses if an estimate can be reasonably made. An event is defined as reasonably possible if the chance of the loss to the Company is more than remote but less than probable. The Company monitors these matters for developments that would affect the likelihood of a loss and the accrued amount, if any, and adjusts the amount as appropriate. As of July 31, 2026 and January 31, 2026, the Company’s loss contingencies were immaterial.
9.Redeemable Convertible Preferred Stock
Upon completion of the IPO, all shares of the Company’s redeemable convertible preferred stock outstanding, totaling 69,852,421, were automatically converted into an equivalent number of shares of common stock on a one-to-one basis and their carrying value of $227.2 million was reclassified into stockholders’ equity. As of July 31, 2026, there were no shares of redeemable convertible preferred stock issued and outstanding.
10.Common Stock
As of July 31, 2026 and January 31, 2026, the Company was authorized to issue 214.6 million shares of common stock, with a par value of $0.0001 per share. Each share of voting common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights to dividends, and subject to beneficial ownership limitations applicable to certain regulated stockholders. No dividends have been declared by the board of directors from the Company’s inception through July 31, 2026.

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Common Stock Reserved for Future Issuance
At July 31, 2026 and January 31, 2026, the Company reserved the following shares of common stock for issuance:

	July 31,	January 31,
	2026	2026
Common stock warrants	1,278,576	1,953,463
Other stock awards issued	34,262,773	39,505,733
Authorized for future stock awards or stock options	35,047,247	27,856,967
Total shares of common stock reserved	70,588,596	69,316,163

Share Repurchase Program
On March 9, 2026, the Company's board of directors approved a share repurchase program with authorization to purchase up to $100.0 million of its outstanding common stock. Repurchases under the program may be made in the open market, in privately negotiated transactions or by other methods, with the amount and timing of repurchases to be determined at the Company’s discretion, depending on market conditions and corporate needs. This program does not obligate the Company to repurchase any particular dollar amount or number of shares of common stock and may be modified, suspended or terminated at any time at the discretion of its board of directors. Repurchased shares are recorded at cost as treasury stock within stockholders’ equity. During the three and six months ended July 31, 2026, the Company repurchased the following:

	Total # of Shares Repurchased (in thousands)	Average price paid per share	Remaining capacity for future repurchases under the program, as of end of the period (in thousands)
February 1 - April 30, 2026	3,130	$8.66	$72,885
May 1 - July 31, 2026	3,320	$9.19	$42,372
Total	6,450	$8.93

As of July 31, 2026, $42.4 million remained available for future repurchases under the program.
11.Warrants
Equity-Classified Warrants
From 2019 to 2023, the Company issued warrants to purchase an aggregate of 1.6 million shares of common stock with a weighted-average exercise price of $2.60. All warrants expire 10 years from the date of grant. During the three and six months ended July 31, 2026, 100,387 and 614,887 of these equity-classified warrants were exercised. As of July 31, 2026, the remaining 1.0 million equity-classified warrants had not been exercised.
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

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
Common Stock Warrant
In April 2020, the Company issued a warrant to purchase 60,000 shares of common stock at an exercise price of $1.16 per share. On February 25, 2026, this warrant was exercised in full on a net exercise basis, resulting in the issuance of 51,481 shares of common stock. No cash was received in connection with these exercises. At January 31, 2026, the fair value of the warrant was immaterial.
Series G Warrant
At July 31, 2026 and January 31, 2026, a warrant to purchase 251,750 shares of the Company’s common stock (the “Series G Warrant”) at an exercise price of $3.97 was outstanding at a fair value of $1.7 million and $1.5 million, respectively. The Series G Warrant was originally exercisable for shares of Series G redeemable convertible preferred stock, which automatically converted into common stock upon the completion of the IPO. The Series G Warrant is immediately exercisable and expires five years from the effective date of the IPO.
The fair value of the Series G Warrant was estimated using the BSM option-pricing model with the following assumptions:

	July 31,	January 31,
	2026	2026
Expected term (years)	4.36	4.86
Expected volatility	55.00%	55.00%
Risk-free interest rate	4.40%	3.75%
Expected dividends	—%	—%
Fair value of common stock	$9.49	$8.68
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
Under the 2008 Plan, options could be granted for terms no longer than 10 years from the date of the grant. In the case of an ISO grant to an optionee who, at the time the option is granted, owned stock representing more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary, the term of the option was five years from the date of grant. ISOs and NSOs generally vested at a rate of 25% on the first anniversary of the grant date and then ratably over the next three years. Upon termination of employment, any unvested shares were automatically returned to the Company. Those shares were added back to the plan and made available for future grants. The 2008 Plan was terminated in 2017, but the awards granted previously still vest. At July 31, 2026 and January 31, 2026, no shares from the 2008 Plan remained available for future grants.
In December 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”), which was most recently amended in September 2025 and subsequently terminated in connection with the adoption of the Company’s 2025 Plan (as defined below). The 2017 Plan allowed stock options to be granted to Company employees, officers, directors, advisors, consultants, and other service providers as either stock options, restricted stock awards, restricted stock units (“RSUs”), stock appreciation rights, and other equity awards. The 2017 Plan was initially adopted with substantively similar plan features as the 2008 Plan. In August 2018, the 2017 Plan was amended to extend the post-termination exercise

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
period for vested awards, other than terminations for cause, to up to 10 years. At July 31, 2026 and January 31, 2026, no shares from the 2017 Plan remained available for future grants.
In September 2025, the Company’s stockholders approved the 2025 Equity Incentive Plan (the “2025 Plan” and, together with the 2017 and 2008 Plan, the “Plans”). The 2025 Plan became effective in connection with the IPO, and provides for the issuance of up to 17,500,000 shares of the Company’s common stock, plus any reserved shares of the Company’s common stock not issued or subject to outstanding grants under the 2008 Plan and the 2017 Plan on the effective date of the 2025 Plan, pursuant to stock options, RSUs, stock appreciation rights, and other equity awards. The number of shares reserved for issuance under the 2025 Plan will increase automatically on February 1 of each of 2026 through 2035 by the number of shares equal to 5% of the aggregate number of outstanding shares of all classes of the Company’s common stock as of the immediately preceding January 31, or a lesser number as may be determined by the board of directors. The 2025 Plan was initially adopted with substantively similar plan features to the 2017 and 2008 Plans. The Company began issuing awards under the 2025 Plan during the quarter ended January 31, 2026. At July 31, 2026 and January 31, 2026, 35,047,247 and 27,856,967 shares from the 2025 Plan remained available for future grants, respectively.
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
Stock Options
A summary of stock option activity as of and for the six months ended July 31, 2026 under the Plans is as follows:

	Number of Options Outstanding Under the Plans	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2026*	23,755,365	$1.90	3.2	$161,131
Exercised	(3,364,781)	2.08		23,987
Expired	(5,145)	2.45		—
Forfeited	—	—		—
Outstanding at July 31, 2026*	20,385,439	$1.87	2.2	$155,384
Exercisable at July 31, 2026	20,368,047	$1.87	2.2	$155,269
______________
*The Plans allow for early exercise of stock options and exercised/forfeited balances include only vested stock options exercised.

	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 31, 2026	74,213	$4.73
Vested	(56,821)	4.73
Forfeited	—	—
Unvested at July 31, 2026	17,392	$4.73
As of July 31, 2026, unrecognized stock-based compensation expense related to unvested stock options was immaterial.

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
No options were granted during the three and six months ended July 31, 2026 and 2025.
Restricted Stock Units
RSUs are issued at no cost to the recipient and can be settled only in shares after the RSUs have vested. RSUs do not provide the holder with voting rights or cash dividends. Prior to the Company’s IPO, the majority of RSUs vest upon satisfaction of service-based and performance-based conditions (“dual-trigger RSUs”). Upon completion of the IPO on December 15, 2025, the performance condition was satisfied and the existing dual-trigger awards are now subject only to the remaining service-based vesting conditions. Accordingly, the Company began recognizing share-based compensation expense for these awards from the date the performance condition was satisfied. Following the Company’s IPO, RSUs granted are subject only to continued service-based vesting conditions and do not contain performance or market conditions.
A summary of RSU activity for the six months ended July 31, 2026 under the Plans is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2026	15,676,155	$12.51
Granted	2,257,491	8.36
Settled	(3,546,165)	11.21
Forfeited	(510,147)	12.90
Outstanding at July 31, 2026	13,877,334	$12.19
As of July 31, 2026, unrecognized stock-based compensation expense related to unvested RSUs was $85.2 million, which is expected to be recognized over a weighted-average period of 2.4 years.
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
During the six months ended July 31, 2026, 424,916 shares had been purchased under the ESPP. Compensation expense associated with the ESPP is recognized over the offering period based on the grant-date fair value. Compensation expense was $0.3 million and $0.6 million for the three and six months ended July 31, 2026.
Allocation of Stock-Based Compensation
Stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended July 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Product development	$9,698	$1,046	$19,818	$2,297
General and administrative	5,590	291	11,309	640
Marketing	378	77	619	168
Operations and support	767	157	1,739	345
Total stock-based compensation expense, net of amounts capitalized	$16,433	$1,571	$33,485	$3,450

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)

13.Income Taxes

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Income before income taxes	$20,395	$39,871	$37,825	$73,982
Provision for (benefit from) income taxes	2,644	5,130	7,240	13,294
Effective tax rate	13.0%	12.9%	19.1%	18.0%
Each quarter, the Company’s tax provision for interim periods is determined by using an estimated annual effective tax rate, adjusted for discrete items arising in that quarter. The Company updates the estimated annual effective tax rate quarterly and makes a year-to-date adjustment to the provision.
The Company’s effective tax rate was 13.0% and 19.1% for the three and six months ended July 31, 2026, respectively, compared to 12.9% and 18.0% for the three and six months ended July 31, 2025, respectively. For the three and six months ended July 31, 2026, the primary drivers of the difference between the effective tax rate and the statutory federal income tax rate of 21.0% were state income taxes, excess tax benefits from share-based compensation, non-deductible executive compensation under IRC Section 162(m), and federal and state research and development tax credits (net of reserves for unrecognized tax benefits). For the comparative prior-year periods ended July 31, 2025, the rate differences were primarily driven by state income taxes, excess tax benefits from share-based compensation, and research and development tax credits (net of reserves for unrecognized tax benefits).

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
14.Earnings per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted earnings per share attributable to common stockholders for the periods presented (in thousands, except per share and share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Basic earnings per share
Numerator:
Net income attributable to common stockholders	$17,751	$34,741	$30,585	$60,688
Denominator:
Weighted-average number of common stock outstanding used in computing earnings per share, basic	150,094,381	40,497,003	150,260,391	40,386,351
Earnings per share attributable to common stockholders, basic	$0.12	$0.86	$0.20	$1.50

Diluted earnings per share
Numerator:
Net income attributable to common stockholders, basic	$17,751	$34,741	$30,585	$60,688
Fair value adjustment for liability-classified Series G Warrant, net of tax effect	(189)	—	—	—
Fair value adjustment for liability-classified common stock warrant, net of tax effect	—	—	(11)	—
Net income attributable to common stockholders, dilutive	$17,562	$34,741	$30,574	$60,688
Denominator:
Weighted-average number of common stock outstanding used in computing earnings per share, basic	150,094,381	40,497,003	150,260,391	40,386,351
Conversion of redeemable convertible preferred stock, all series	—	69,852,421	—	69,852,421
Dilutive effect of unvested RSUs	5,332,063	—	4,812,762	—
Dilutive effect of stock options	17,679,409	30,281,896	18,176,429	30,531,354
Dilutive effect of equity-classified common stock warrants	791,990	1,365,677	788,937	1,351,405
Dilutive effect of liability-classified Series G Warrant	153,765	—	—	—
Dilutive effect of liability-classified common stock warrant	—	—	11,812	—
Weighted-average number of common stock outstanding used in computing earnings per share, dilutive	174,051,608	141,996,997	174,050,331	142,121,531
Earnings per share attributable to common stockholders, diluted	$0.10	$0.24	$0.18	$0.43

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
The following common stock equivalents were excluded from the computation of diluted earnings per share attributable to common stockholders because including them would have been antidilutive (outstanding):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Liability-classified common stock warrant	—	60,000	—	60,000
Series G Warrant	—	251,750	251,750	251,750
RSUs	—	34,242,383	—	34,242,383
SAFEs	—	Various	—	Various
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
In July 2024, in connection with the acquisition of Unified National Mortgage LLC (renamed Wealthfront Home Lending, LLC), the Company entered into a series of management and financing agreements with the Company’s Chief Executive Officer, Wealthfront Home Lending, and Wealthfront Holdings LLC (“Holdings LLC”), the purchasing entity. Through these agreements, the Company directs the significant activities of Wealthfront Home Lending and absorbs all associated benefits and losses from Wealthfront Home Lending. As of and during the six months ended July 31, 2026 and 2025, the assets, liabilities, results of operations and net cash flows of Wealthfront Home Lending and Wealthfront Holdings were immaterial to the Company’s condensed consolidated financial statements.
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

WEALTHFRONT CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
17. Subsequent Events
The Company has evaluated subsequent events from the condensed consolidated balance sheets date through September 14, 2026, the issuance date of the condensed consolidated financial statements.
Subsequent to July 31, 2026, the Company repurchased an additional 609,655 shares of its common stock under its authorized share repurchase program for an aggregate settlement amount of $5.8 million.
There have been no other material subsequent events other than previously disclosed that occurred during such period that would require disclosure or would be required to be recognized in the condensed consolidated financial statements as of July 31, 2026.

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
Company Overview
Wealthfront is a technology-driven financial solutions platform specifically engineered to help digital native generations build long-term wealth through a broad, automated suite of investment, cash management, financial planning and borrowing and lending products. As of July 31, 2026, our platform served 1.5 million funded clients and had $99.0 billion in platform assets reflecting the deep trust we have established through fundamentally aligned incentives and a commitment to our clients' financial success.
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
Our revenue, earned primarily from platform asset-based fees, grows as clients’ wealth increases and they trust us with more assets. This aligns our incentives directly with our clients’ long-term financial success, allowing us to focus solely on growing and maintaining their wealth. We primarily generate revenue from cash management and investment advisory products. Cash management revenue is primarily earned from fees received for the delivery of cash management services, including our cash sweep program.1 Investment advisory revenue consists of fees charged for investment advisory and portfolio management services. Investment advisory fees are earned based on the market value, less fee waivers, of investment advisory assets. Other revenue primarily consists of fees earned from clients’ borrowings on net interest margin, proxy distribution revenue earned through a partnership with a third-party investor communications company, mortgage origination fees and the gain on sale of loans, net, which reflects net proceeds and fair value adjustments.
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

Key Business Metrics
We monitor the following key business metrics to help us evaluate our business, identify trends, formulate business plans and make strategic decisions:

	Three Months Ended July 31,
	2026	2025	$ Change	% Change
Platform assets ($ millions)	$98,990	$88,175	$10,815	12%
Cash management	44,857	46,579	(1,722)	(4)%
Investment advisory	54,133	41,596	12,537	30%
Net deposits ($ millions)	$1,053	$3,662	$(2,608)	(71)%
Cash management	(26)	2,806	(2,831)	(101)%
Investment advisory	1,079	856	223	26%
Funded clients (thousands)	1,507	1,318	189	14%
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
Platform assets were $99.0 billion as of July 31, 2026, an increase of $10.8 billion, or 12%, compared to July 31, 2025. The increase in platform assets is due to a 30% year-over-year increase in investment advisory assets, partially offset by a 4% year-over-year decrease in cash management assets.
Net deposits: We define “net deposits” as the total value of assets placed into our platform products by our clients, net of withdrawals, plus promotional deposit matches paid by us, over a defined period of time. We exclude changes in value attributable to financial market performance from this metric. We view net deposits as an important barometer of our ability to scale and grow organically and accumulate assets onto our platform. We view the relevant metric as net deposits on a platform-wide basis, not by individual product. Although net deposits can vary by product based on the economic environment, as described below, total net deposits provides a more comprehensive view of our growth because our platform offers diverse financial products that are designed to perform under a wide range of economic conditions, allowing the business to maintain resilience and increase total platform assets across market cycles and through extraordinary events.
Net deposits were $1.1 billion during the three months ended July 31, 2026, a decrease of $2.6 billion, or 71%, compared to the same period in the prior year. The decline was primarily due to the continued lower absolute level of interest rates following the Federal Reserve interest rate cuts that took effect towards the end of fiscal year 2026. This led to lower cash management net deposits, partially offset by higher investment advisory net deposits. When interest rates decline, we expect to see a slowdown in cash management asset growth but an increase in investment advisory asset growth, and vice versa. We refer to these periods as transition environments. Transition environments create an opportunity for us to grow cross-product flows, that is cash management clients’ cross-account transfers to existing investment advisory accounts as well as cash management clients’ cross-product adoption of new investment advisory accounts, and vice versa. Investment advisory net deposits increased 26% compared to the same period in the prior year due to successful cross-product adoption and increased interest in investment advisory products as interest rates decline.
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
Funded clients were 1.5 million as of July 31, 2026, an increase of 0.2 million, or 14%, compared to July 31, 2025. The increase in funded clients was primarily due to an increase in new cash management clients.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin
We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources, and assess our performance. In addition to total revenue, net income and other results under GAAP, we utilize non-GAAP calculations of adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”). Adjusted EBITDA is defined as net income, excluding: (i) interest expense, (ii) provision for (benefit from) income taxes, (iii) depreciation and amortization, (iv) stock-based compensation expense, (v) change in fair value of warrant liabilities and SAFEs, and (vi) nonrecurring expenses, if any. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature, or because the amount and timing of these items is unpredictable, are not driven by core results of operations and render comparisons with prior periods and competitors less meaningful. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. We believe Adjusted EBITDA and Adjusted EBITDA Margin provide useful information to investors and others in understanding and evaluating our results of operations, as well as providing a useful measure for period-to-period comparisons of our business performance. Moreover, we have included Adjusted EBITDA and Adjusted EBITDA Margin in this Form 10-Q because it is a key measurement used by our management internally to make operating decisions, including those related to operating expenses, evaluate performance, identify trends affecting our business and perform strategic planning and annual budgeting.
The following table presents a reconciliation of net income and net income margin, the most directly comparable GAAP measures, to Adjusted EBITDA and Adjusted EBITDA margin, respectively:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except percentages)	2026	2025	2026	2025
Net income	$17,751	$34,741	$30,585	$60,688
Add:
Interest expense	255	99	507	166
Provision for (benefit from) income tax	2,644	5,130	7,240	13,294
Depreciation and amortization of property, software, and equipment, net	1,237	1,859	2,671	3,706
EBITDA (non-GAAP)	21,887	41,829	41,003	77,854
Stock-based compensation expense	16,433	1,571	33,485	3,450
Change in fair value of warrant liabilities and SAFEs	(255)	1,359	157	1,359
IPO-related service provider expense	—	—	929	—
Adjusted EBITDA	$38,065	$44,759	$75,574	$82,663
Total revenue	91,874	91,123	182,358	175,637
Net income margin	19%	38%	17%	35%
Adjusted EBITDA Margin	41%	49%	41%	47%

Components of Results of Operations
Revenue
Cash Management
Cash management primarily consists of fees earned from program banks in our cash sweep program with respect to clients’ cash swept to each program bank (“Cash Account fees”). Cash Account fees are recognized daily and received on a monthly basis in arrears. We recognize Cash Account fees on a gross basis. We offer a referral incentive program for Cash Accounts whereby both the referred and referring clients receive a promotional benefit on Cash Account balances for a limited period of time. Consideration paid, additional interest, to a referred client is accounted for as a reduction to Cash Account fees. Consideration paid, additional interest, to clients for referring a new client is accounted for as a marketing cost within our condensed consolidated statements of operations. The amount of consideration paid in connection with Cash Account referrals through this promotional benefit program varies based on the Cash Account balance of each client participating in the program, as each such client receives a benefit in the form of an increased APY being passed along to that client for a period of time. We also offer a promotional benefit to new clients that sign up and to clients who enable direct deposits into their Cash Accounts. These benefits are also accounted for as a reduction to Cash Account fees. From time to time we have also paid consideration to clients in connection with Cash Account referrals in the form of a fixed amount flat fee cash bonus.
Investment Advisory
Investment advisory consists of fees charged for investment advisory and portfolio management services. Investment advisory fees are earned based on a percentage applied to the market value, less fee waivers, of assets held in client accounts at the close of market. Investment advisory fees are recognized daily and charged to client accounts on a monthly basis in arrears. Advisory fee waivers are offered in connection with certain investing account referrals to each of the referred and referring clients on a portion of each such client’s own investing account balance, and such advisory fee waivers are accounted for as a reduction to investment advisory fees. We may also pay consideration to new clients in connection with certain new account promotions or investing account referrals in the form of a partial deposit match on deposits placed in the new client’s account within a specified period of time. Such consideration paid to a new or referred client is accounted for as a reduction to investment advisory fees, while the consideration paid to clients for referring a new client is accounted for as a marketing expense within our condensed consolidated statements of operations.
Other Revenue
Other revenue primarily consists of net interest margin revenue, proxy distribution revenue, mortgage origination fees and the gain on sale of loans, net, which reflects net proceeds and fair value adjustments.
Costs and Operating Expenses
Cost of revenue primarily consists of expenses related to cash management, brokerage platform, and data costs, inclusive of amortization of internally developed software.
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
A large portion of our cost of revenue is variable and tied to Cash Account assets, new and existing clients and accounts, or money movement volumes. As the assets on our platform increase, the costs associated with maintaining and moving these assets to and from our platform also increase. We expect our cost of revenue to fluctuate from period to period and increase on an absolute basis as we grow. Recently, our cost of revenue as a percentage of revenue has increased due in part to our investment into Wealthfront Home Lending. We expect cost of revenue as a percentage of revenue to decline over the long term as we benefit from the scalability of our platform. However, this percentage may increase in the near-term as we scale Wealthfront Home Lending.
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

Operations and Support
Operations and support expense primarily consists of personnel-related costs, including stock-based compensation and allocated overhead, inclusive of amortization of internally developed software costs.
We plan to continue to invest in operations and support expenses to adequately support significant client growth and expect operations and support to increase on an absolute basis. As a percentage of revenue, we expect operations and support expenses to decrease in the long term as we benefit from the scalability of our platform.
Interest Expense
Interest expense for the six months ended July 31, 2026 and July 31, 2025 primarily consists of commitment fees recognized as interest expense in connection with the Company’s credit agreements with a third party, as described in Note 7.— Financing Activities.
Other Expense (Income), Net
Other expense (income), net primarily consists of dividend income on corporate cash balances and fair value changes arising from remeasurements of warrant liabilities and SAFEs.
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
Results of Operations
The following table sets forth our condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2026	2025	2026	2025
Revenue:
Cash management	$61,758	$68,873	$125,139	$133,139
Investment advisory	28,804	22,040	55,048	41,914
Other revenue	1,312	210	2,171	584
Total revenue	91,874	91,123	182,358	175,637
Costs and operating expenses:
Cost of revenue	10,764	9,587	20,728	18,255
Product development	34,009	21,227	67,724	41,459
General and administrative	15,685	8,873	32,606	18,740
Marketing	10,715	9,093	21,935	19,281
Operations and support	3,914	3,063	8,030	5,988
Total costs and operating expenses	75,087	51,843	151,023	103,723
Interest expense	255	99	507	166
Other expense, net	(3,863)	(690)	(6,997)	(2,234)
Income before income taxes	20,395	39,871	37,825	73,982
Provision for income taxes	2,644	5,130	7,240	13,294
Net income	$17,751	$34,741	$30,585	$60,688

The following table sets forth stock-based compensation for the periods indicated below:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2026	2025	2026	2025
Product development	$9,698	$1,046	$19,818	$2,297
General and administrative	5,590	291	11,309	640
Marketing	378	77	619	168
Operations and support	767	157	1,739	345
Total stock-based compensation expense	16,433	1,571	33,485	3,450
Capitalized stock-based compensation expense	—	—	—	—
Total stock-based compensation expense, net of amounts capitalized	$16,433	$1,571	$33,485	$3,450
During the three and six months ended July 31, 2026, share-based compensation reflected the ongoing, service-based vesting of outstanding equity awards including dual-trigger RSUs issued prior to the IPO. Upon completion of the IPO, the performance-based qualifying event was satisfied, and the remaining dual-trigger awards are now subject only to the service-based vesting condition and expensed upon satisfaction of this condition. During the three and six months ended July 31, 2025, share-based compensation for dual-trigger RSUs was not yet recognized because the performance-based qualifying event, such as an IPO, had not occurred and therefore could not be considered probable. See Note 12. — Stock-Based Compensation of our condensed consolidated financial statements included elsewhere in this Form 10-Q for more information.
The following table sets forth the components of our condensed consolidated statements of operations data, for each of the periods presented, as a percent of revenue:

	Three Months Ended July 31		Six Months Ended July 31,
(as a percentage of revenue)(1)	2026	2025	2026	2025
Revenue:
Cash management	68%	76%	69%	76%
Investment advisory	31%	24%	30%	24%
Other revenue	1%	—%	1%	—%
Total revenue	100%	100%	100%	100%
Costs and operating expenses:
Cost of revenue	12%	11%	11%	10%
Product development	37%	23%	38%	23%
General and administrative	17%	10%	18%	11%
Marketing	12%	10%	12%	11%
Operations and support	4%	3%	4%	3%
Total costs and operating expenses	82%	57%	83%	58%
Interest expense	—%	—%	—%	—%
Other expense (income), net	(4)%	(1)%	(4)%	(1)%
Income before income taxes	22%	44%	21%	43%
Provision for income taxes	3%	6%	4%	8%
Net income	19%	38%	17%	35%
_______________
(1)Totals may not foot due to rounding.

Comparison of the Three and Six Months Ended July 31, 2026 and July 31, 2025
Total Revenue

	Three Months Ended July 31,				Six Months Ended July 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Cash management	$61,758	$68,873	$(7,115)	(10)%	$125,139	$133,139	$(8,000)	(6)%
Investment advisory	28,804	22,040	6,764	31%	55,048	41,914	13,134	31%
Other revenue	1,312	210	1,102	525%	2,171	584	1,587	272%
Total revenue	$91,874	$91,123	$751	1%	$182,358	$175,637	$6,721	4%
Total revenue increased by $0.8 million, or 1%, and $6.7 million, or 4%, for the three and six months ended July 31, 2026, respectively, compared to the same periods in the prior year, primarily driven by an increase in investment advisory assets.
Cash Management2

	Three Months Ended July 31,				Six Months Ended July 31,
(in millions, except annualized rate and percentages)	2026	2025	Change	% Change	2026	2025	Change	% Change
Cash management assets (off-balance sheet), beginning of the period	$44,883	$43,774	$1,109	3%	$45,360	$42,411	$2,949	7%
Cash management assets (off-balance sheet), end of the period	44,857	46,579	(1,722)	(4)%	44,857	46,579	(1,722)	(4)%
Average (1)	44,870	45,176	(306)	(1)%	45,109	44,495	614	1%
Cash management revenue	61.8	68.9	(7.1)	(10)%	125.1	133.1	(8.0)	(6)%
Annualized cash management fee rate (2)	0.55%	0.60%	(0.06)%	(10)%	0.56%	0.60%	(0.04)%	(7)%
_______________
(1)Average balance rows represent the simple average of the beginning of period and end of period balances.
(2)Annualized cash management fee rate is calculated by annualizing revenue for the given period and dividing by the applicable average asset balance.
Cash management revenue decreased by $7.1 million, or 10%, and $8.0 million, or 6%, for the three and six months ended July 31, 2026, respectively, compared to the same periods in the prior year. The decline in cash management revenue was primarily attributable to a 10% and 7% decrease in the annualized cash management fee rate for the three and six months ended July 31, 2026, respectively, compared to the same periods in the prior year. The decline in the annualized cash management fee rate was primarily due to APY boosts from client incentives and the inherent mathematical impact of converting annual percentage rates (APR) to annual percentage yields (APY) in a declining rate environment.
2 Wealthfront accrues and/or recognizes cash management revenue on a daily basis. The chart shows resulting averages for the periods presented.

Investment Advisory3

	Three Months Ended July 31,				Six Months Ended July 31,
(in millions, except annualized rate and percentages)	2026	2025	Change	% Change	2026	2025	Change	% Change
Investment advisory assets (off-balance sheet), beginning of the period	$51,718	$37,085	$14,633	39%	$48,745	$37,764	$10,981	29%
Investment advisory assets (off-balance sheet), end of the period	54,133	41,596	12,537	30%	54,133	41,596	12,537	30%
Average(1)	52,925	39,340	13,585	35%	51,439	39,680	11,759	30%
Investment advisory revenue	28.8	22.0	6.8	31%	55.0	41.9	13.1	31%
Annualized investment advisory fee rate (2)	0.22%	0.22%	(0.01)%	(3)%	0.22%	0.21%	—%	1%
_______________
(1)Average balance rows represent the simple average of the beginning of period and end of period balances.
(2)Annualized investment advisory fee rate is calculated by annualizing revenue for the given period and dividing by the applicable average asset balance.
Investment advisory revenue increased by $6.8 million, or 31%, and $13.1 million, or 31%, for the three and six months ended July 31, 2026, respectively, compared to the same periods in the prior year. The increase in investment advisory revenue was primarily driven by a 35% and 30% increase in the average balance of investment advisory assets for the three and six months ended July 31, 2026, respectively, compared to the same periods in the prior year. The annualized investment advisory fee rate declined 3% for the three months ended July 31, 2026, compared to the same period in the prior year, primarily driven by the impact of one-time client incentives tied to the launch of custodial accounts. The annualized investment advisory fee rate increased by 1% for the six months ended July 31, 2026, compared to the same period in the prior year. The annualized investment advisory fee rate for the six months ended July 31, 2026 was consistent with the prior year period when using the daily average balance instead of the simple average. Utilizing daily average balances neutralizes the impacts of significant investment advisory asset appreciation (depreciation) and net deposits that occur throughout the comparison periods that are not always captured using the simple average of beginning and ending quarter balances.
Other Revenue
Other revenue increased by approximately $1.1 million, or 525%, and $1.6 million, or 272%, for the three and six months ended July 31, 2026, respectively, compared to the same periods in the prior year. The increase in other revenue was primarily due to increased portfolio line of credit net interest margin revenue.
Total Costs and Operating Expenses

	Three Months Ended July 31,				Six Months Ended July 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Cost of revenue	$10,764	$9,587	$1,177	12%	$20,728	$18,255	$2,473	14%
Product development	34,009	21,227	12,782	60%	67,724	41,459	26,265	63%
General and administrative	15,685	8,873	6,812	77%	32,606	18,740	13,866	74%
Marketing	10,715	9,093	1,622	18%	21,935	19,281	2,654	14%
Operations and support	3,914	3,063	851	28%	8,030	5,988	2,042	34%
Total costs and operating expenses	$75,087	$51,843	$23,244	45%	$151,023	$103,723	$47,300	46%
3 Wealthfront accrues and/or recognizes investment advisory revenue on a daily basis. The chart shows resulting averages for the periods presented.

Cost of Revenue
Cost of revenue increased by $1.2 million, or 12%, and $2.5 million, or 14% for the three and six months ended July 31, 2026, respectively, compared to the same periods in the prior year. The increase was primarily due to:
•an increase of $0.6 million and $1.0 million in cash management costs for the three and six months ended July 31, 2026, respectively, compared to the same periods in the prior year. The increase in cash management costs was primarily due to increased sweep program expenses from increased money movement volumes;
•a decrease of $0.2 million and an increase of $0.1 million in brokerage platform fees for the three and six months ended July 31, 2026, respectively, compared to the same periods in the prior year. These changes were primarily driven by fluctuations in vendor contract pricing and increases in money movement volumes, clients and accounts during the respective periods; and
•an increase of $0.8 million and $1.4 million in other cost of revenue for the three and six months ended July 31, 2026, respectively, compared to the same periods in the prior year due primarily to increased data fees and other costs.
See the section titled “Components of Operations—Costs and Operating Expenses” for additional information.
Product Development
Product development expenses increased by $12.8 million, or 60%, and $26.3 million, or 63%, for the three and six months ended July 31, 2026, respectively, compared to the same periods in the prior year. The increase was primarily due to an increase of $12.3 million and $25.3 million in personnel-related costs due to increased headcount, including from the launch of Wealthfront Home Lending. The increase in personnel-related costs included an increase of $8.7 million and $17.5 million in stock-based compensation and $3.6 million and $7.8 million in salary and allocated overhead costs for the three and six months ended July 31, 2026, respectively. Cloud computing costs increased $0.5 million and $1.0 million for the three and six months ended July 31, 2026, respectively, compared to the same periods in the prior year.
General and Administrative
General and administrative expenses increased by $6.8 million, or 77%, and $13.9 million, or 74%, for the three and six months ended July 31, 2026, respectively, compared to the same periods in the prior year. The increase was primarily due to an increase of $6.1 million and $12.4 million in personnel-related costs due to increased headcount, including an increase of $5.3 million and $10.7 million in stock-based compensation, and $0.8 million and $1.7 million in salary and allocated overhead costs for the three and six months ended July 31, 2026, respectively. Professional fees increased $0.5 million and $1.3 million for the three and six months ended July 31, 2026, respectively, compared to the same periods in the prior year.

Marketing

	Three Months Ended July 31,				Six Months Ended July 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Performance and brand advertising	6,372	5,139	$1,233	24%	12,841	11,904	$937	8%
Client referral costs	1,274	2,193	(919)	(42)%	3,570	4,159	(589)	(14)%
Personnel-related costs	2,307	1,227	1,080	88%	4,203	2,412	1,791	74%
Other marketing	426	355	71	20%	707	473	234	49%
Allocated overhead	336	179	157	88%	614	333	281	84%
Total	$10,715	$9,093	$1,622	18%	$21,935	$19,281	$2,654	14%
Marketing expenses increased by $1.6 million, or 18%, and $2.7 million, or 14%, for the three and six months ended July 31, 2026, respectively, compared to the same periods in the prior year. The increase was primarily due to an increase of $1.2 million and $0.9 million in performance and brand advertising expenses for the three and six months ended July 31, 2026, respectively, due to higher spend into efficient client acquisition opportunities. Personnel-related costs increased by $1.1 million and $1.8 million due to increased headcount, including an increase of $0.3 million and $0.5 million in stock-based compensation and an increase of $0.8 million and $1.3 million in salary expense for the three and six months ended July 31, 2026, respectively.
Operations and Support
Operations and support expenses increased by $0.9 million, or 28%, and $2.0 million, or 34% for the three and six months ended July 31, 2026, respectively, compared to the same periods in the prior year. Personnel-related costs increased by $0.8 million and $2.0 million due to increased headcount, including an increase of $0.6 million and $1.4 million in stock-based compensation and an increase of $0.2 million and $0.6 million in salary and allocated overhead costs for the three and six months ended July 31, 2026, respectively.
Interest Expense

	Three Months Ended July 31,				Six Months Ended July 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest expense	$255	$99	$156	158%	$507	$166	$341	205%
Interest expense increased by $0.2 million, or 158%, and $0.3 million, or 205%, for the three and six months ended July 31, 2026, respectively, compared to the same periods in the prior year. The increase was primarily due to increased unused commitment fees following the increase to our revolving credit facility in October 2025 from $50.0 million to $250.0 million.
Other Expense (Income), Net

	Three Months Ended July 31,				Six Months Ended July 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Other expense (income), net	$(3,863)	$(690)	$(3,173)	460%	$(6,997)	$(2,234)	$(4,763)	213%
Other expense (income), net increased by $3.2 million, or 460%, and $4.8 million, or 213% for the three and six months ended July 31, 2026, respectively, compared to the same periods in the prior year. The increase in other expense (income) was primarily due to a net increase of $1.6 million and $3.6 million in dividend income from corporate cash swept into a money market fund and an increase of $1.6 million and $1.2 million in fair value change in the warrant liabilities for the three and six months ended July 31, 2026, respectively.
Provision for (Benefit From) Income Taxes

	Three Months Ended July 31,				Six Months Ended July 31,
(in thousands, except percentages)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Provision for (benefit from) income taxes	$2,644	$5,130	$(2,486)	(48)%	$7,240	$13,294	$(6,054)	(46)%
Effective income tax rate	13.0%	12.9%			19.1%	18.0%
Provision for (benefit from) income taxes decreased by $2.5 million and $6.1 million for the three and six months ended July 31, 2026, respectively, compared to the same periods in the prior year. These decreases were primarily driven by lower pre-tax income compared to the prior year comparative periods, partially offset by higher effective tax rates measured during the periods. The effective tax rate was 13.0% and 19.1% for the three and six months ended July 31, 2026, respectively, compared to 12.9% and 18.0% for the three and six months ended July 31, 2025, respectively. The increase in the effective tax rate for both current year periods was primarily driven by non-deductible executive compensation under IRC Section 162(m) following the Company becoming a publicly traded entity, partially offset by net excess tax benefits recognized from share-based compensation and research and development tax credits. Non-deductible executive compensation under IRC Section 162(m) did not impact the effective tax rate in prior-year comparative periods since the Company was not yet a publicly traded entity. For additional information, refer to Note 13. — Income Taxes to our condensed consolidated financial statements included in this Form 10-Q.
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
As of July 31, 2026, our primary sources of liquidity were our unrestricted cash and cash equivalents of $453.3 million.
As of July 31, 2026, we were party to a credit agreement with a third-party financial institution to provide a revolving line of up to $250.0 million with a maturity date of October 13, 2028. On October 14, 2025, the Company entered into an amended and restated credit agreement with the same third-party financial institution acting as administrative agent to provide a revolving line of up to $250.0 million (the “Amended Revolver”). The Amended Revolver was not drawn on during the six months ended July 31, 2026, and no amounts were outstanding under the Amended Revolver as of July 31, 2026.
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
No amounts were outstanding under the Amended Revolver as of July 31, 2026.
Warehouse Line of Credit
In July 2025, we, through our subsidiary Wealthfront Home Lending, LLC, entered into a master terms agreement for a mortgage loan warehouse facility (the “Warehouse Line”) with a third-party financial institution to provide a warehouse line of up to $10.0 million. The Warehouse Line is utilized exclusively to fund the origination of residential mortgage loans held for sale. Borrowings under the facility are structured as repurchase transactions secured by the underlying pledged mortgage loans and related assets, and are repaid through proceeds received from sales of the loans to third-party investors.

Interest on outstanding draws accrues at the underlying promissory note rate, subject to a minimum rate of 6.00% per annum, plus a transaction funding fee of $100 per loan purchased. Outstanding borrowings under the Warehouse Line were $5.1 million and $0.2 million as of July 31, 2026 and January 31, 2026, respectively.
Cash Flows
The following table presents summarized condensed consolidated cash flow information for the periods presented (in thousands):

	Six Months Ended July 31,
(in thousands, except percentages)	2026	2025
Net cash provided by operating activities	$69,992	$77,405
Net cash used in investing activities	(1,253)	(632)
Net cash provided by (used in) financing activities	(54,411)	4,883
Operating Activities
Cash provided by operating activities was $70.0 million for the six months ended July 31, 2026, primarily due to the net income of $30.6 million, non-cash adjustments of $43.8 million, and changes in operating assets and liabilities of $4.3 million. Non-cash adjustments of $43.8 million primarily reflect stock-based compensation, deferred income taxes, depreciation and amortization, non-cash lease expense, and fair value changes.
Cash provided by operating activities was $77.4 million for the six months ended July 31, 2025, primarily due to the net income of $60.7 million and $20.6 million non-cash adjustments, partially offset by changes in operating assets and liabilities of $3.8 million. Non-cash adjustments of $20.6 million primarily reflect stock-based compensation, deferred income taxes, depreciation and amortization, and non-cash lease expense.
Investing Activities
Cash used in investing activities was $1.3 million and $0.6 million, respectively, for the six months ended July 31, 2026 and July 31, 2025, primarily due to purchase of property, software, and equipment in the six months ended July 31, 2026 and July 31, 2025, respectively.
Financing Activities
Cash used in financing activities was $54.4 million for the six months ended July 31, 2026, primarily due to $60.1 million in repurchases of common stock and $10.4 million in taxes paid related to the net settlement of RSUs, slightly offset by $11.1 million in proceeds from the exercise of stock options and common stock warrants, as well as proceeds from the issuance of common stock under the ESPP.
Cash provided by financing activities was $4.9 million for the six months ended July 31, 2025, primarily due to $5.1 million in the exercise of stock options, slightly offset by the repurchase of common stock of $0.2 million.
Share Repurchase Program
In March 2026, our board of directors approved a share repurchase program with authorization to purchase up to $100.0 million of our outstanding common stock. Repurchases under the share repurchase program may be made in the open market, in privately negotiated transactions, or by other methods, with the amount and timing of repurchases to be determined at our discretion, depending on market conditions and corporate needs. Open market repurchases are structured to occur in accordance with applicable federal securities laws, including within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares under this authorization. The share repurchase program does not obligate us to acquire any particular amount of our common stock, and may be modified, suspended, or terminated at any time at the discretion of our board of directors. We fund repurchases with existing cash and cash equivalents and cash from operations. For the six months ended July 31, 2026, we repurchased 6.4 million shares as part of the share repurchase program at an average price of $8.93 per share for a total of $57.6 million.
Regulatory Capital Requirements
One of our subsidiaries, Wealthfront Brokerage LLC, is a broker-dealer subject to the SEC Uniform Net Capital Rule (Rule 15c3-1 under the Exchange Act), administered by the SEC and FINRA, which requires the maintenance of minimum net capital, as defined in SEC Rule 15c3-1. Net capital and the related net capital requirements may fluctuate on a daily basis. Wealthfront Brokerage LLC computes net capital under the alternative method as permitted by SEC Rule 15c3-1. Under the alternative method, Wealthfront Brokerage LLC is required to maintain minimum net capital equal to the greater of $250,000 or 2.0% of aggregate client debits (e.g., client-related receivables) as computed per Rule 15c3-3’s reserve formula. As of July 31, 2026, Wealthfront Brokerage LLC’s net capital was $214.8 million, which exceeded the alternative method minimum net capital requirement by $207.3 million.
Contractual Obligations
Leases
Our principal contractual obligations as of July 31, 2026 include payments on minimum lease payments for operating leases. See Note 6. — Leases to the unaudited condensed consolidated financial statements for the three months ended July 31, 2026 and 2025 included in this Form 10-Q. As of July 31, 2026, the total future minimum lease payments for operating leases was $8.9 million.
Purchase Commitments
We also enter into guarantees and other similar arrangements in the ordinary course of business. For information on these arrangements, see Note 8. — Commitments and Contingencies to the unaudited condensed consolidated financial statements for the three months ended July 31, 2026 and 2025 included in this Form 10-Q. As of July 31, 2026, our non-cancelable purchase commitments primarily relate to our cloud computing services consisting of total future minimum service payments of $11.3 million.
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
Interest Rate Risk
Our cash and cash equivalents as of July 31, 2026 were held primarily in cash deposits and money market funds. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. A hypothetical 100 basis point increase or decrease in interest rates would not have a material effect on our financial results.
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

ITEM 4. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2026. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level as of July 31, 2026.
Changes in Internal Control Over Financial Reporting
During the quarter ended July 31, 2026, there have been no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

We have experienced historical growth and we expect to continue to invest broadly across our organization to support our growth. Our revenue was $91.9 million and $91.1 million for the three months ended July 31, 2026 and 2025, respectively. Our number of employees has grown to 415 as of July 31, 2026 from 359 as of July 31, 2025. Although we have experienced growth in the past, we may not sustain our current growth rates, and we cannot assure you that our investments to support our growth will be successful. Even if our revenue continues to increase, we expect our revenue growth rate to decline in the future as our business matures and our platform achieves more widespread adoption. Accordingly, our historical growth makes it difficult to evaluate our business and future prospects and you should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. Overall growth of our revenue will depend on a number of factors, including, but not limited to, our ability to:
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
Prior to the fiscal year ended January 31, 2024, we incurred losses each year since our incorporation in 2007. Our net income was $17.8 million and $34.7 million for the three months ended July 31, 2026 and 2025, respectively, and our net accumulated deficit as of July 31, 2026 was $111.4 million. We achieved a net income of $194.4 million and $77.0 million in the fiscal years ended January 31, 2025 and 2024, respectively, but incurred a net loss of $42.1 million in the fiscal year ended January 31, 2026, and had an accumulated deficit of approximately $142.0 million as of January 31, 2026. We expect our operating expenses to increase in the future, including our general and administrative expenses as a result of increased costs associated with operating as a public company and as we continue to invest for our future growth, including investing in our operating infrastructure, developing our platform, products, and services, investing in research and development, and expanding our marketing activity. As a result of these efforts, there is no guarantee that we will be able to achieve or maintain profitability in future periods at the same level or at all. Further, these anticipated increases in operating expenses will negatively affect our operating results if our total revenue does not increase.
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
The imposition of new tariffs, border taxes, or other barriers to trade may directly or indirectly impact our business, operating results, and financial condition and our stock price. For example, in 2025, the United States announced tariffs on imported goods from most countries. While in February 2026, the Supreme Court of the United States declared unlawful some of the existing U.S. tariffs, the U.S. government has since imposed new tariffs under other statutory authority, certain of which remain subject to ongoing legal challenges. Such U.S. tariffs, and any new or additional retaliatory tariffs that may be imposed by other countries in response, may adversely affect our clients and, consequently, demand for our platform. Moreover, the announcement of these tariffs resulted in significant volatility in the stock market and temporarily resulted in a decrease in platform assets, which fully recovered to pre-announcement levels within one month of the tariffs announcement. We are closely monitoring this evolving situation and there can be no assurance that we will be able to mitigate the impacts of any trade measures on our clients, which could adversely impact our business, operating results, and financial condition and our stock price.

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
We hold cash and securities at financial institutions in accounts designated as for the benefit of our clients and we maintain our own internal ledgering process with respect to such accounts. We have also entered into partnerships with third parties where we or our partners receive and hold client funds and securities. Our financial partners’ abilities to manage and accurately hold client cash and securities require a high level of internal controls. We are limited in our ability to influence or manage the controls and processes of third-party partners or vendors and may be dependent on our partners’ and vendors’ operations, liquidity, and financial condition to manage the risk associated with managing or accurately holding client cash or securities. As we maintain, grow, and expand our product and services offerings, we also must scale and strengthen our internal controls and processes, including maintenance and monitoring of client asset balances through our own internal ledgering process, and monitoring our third-party partners’ and vendors’ ability to similarly scale and strengthen. Failure to do so could adversely affect our business, operating results, and financial condition. This is important both to the actual controls and processes and the public perception of the same. Further, any material failure by us or our partners to maintain the necessary controls or to manage client assets and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm, litigation, regulatory enforcement actions, significant financial losses, lead clients to discontinue or reduce their use of our platform, products, and services, and result in significant penalties and fines and additional restrictions, which could adversely affect our business, operating results, and financial condition.
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
We participate in a deposit placement program operated by R&T Deposit Solutions in order to enable our deposit sweeps to program banks. Our three largest program banks are all highly regulated global systemically important banks, as designated by the Financial Stability Board as of November 2025. As such, we believe our largest program banks are less likely to fail or suddenly determine to cease participating in our cash sweep program or materially limit or terminate the acceptance of deposits through us. If a large program bank did suddenly withdraw from the program or cease or materially limit the amount of deposits it will accept through us, we would need to reallocate those funds among the other program banks, and likely would need to engage new program banks in order to have sufficient deposit capacity to continue to offer the same level of pass-through deposit insurance. If we are unable to do so, we would need to lower the amount of pass-through deposit insurance we offer, which would likely adversely affect client participation in the sweep program and our cash account fees generated from that program. In addition, if a large program bank were to fail and we were unable to withdraw client funds in advance of that failure, there could be a disruption in client access to their insured deposits until the accounts from the failed institution are assigned to a successor selected by the FDIC or are paid out. Any such disruption, which would affect all broker-dealers participating in cash sweep programs with the failed institution, would likely adversely affect our reputation with our clients, potentially resulting in a loss of business and associated income.
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
Further, due to the fact that we are deemed a service provider to our program banks, we are subject to audit standards for third-party vendors in accordance with bank regulatory guidance and examinations by federal bank regulatory authorities and the CFPB. In addition, we offer, in conjunction with our program banks, a referral reward program that allows eligible clients to receive promotional benefits, including an annual yield increase from program banks on their Cash Account, for referring new clients to our platform. Referral programs in the financial services industry, particularly those involving cash or yield incentives, are subject to oversight by regulatory authorities, including the SEC, FINRA, CFPB, and state banking regulators. Regulators may view such programs as potentially misleading or improperly structured if they disproportionately benefit certain clients or advertise benefits without appropriate risk disclosures. Any failure by us to comply with these regulatory requirements may result in regulatory inquiries, investigations, fines, or other proceedings or actions, which may have a negative effect on our business, operating results, and financial condition.
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

Wealthfront Advisers LLC relies on automated investment technology to provide investment advisory and financial planning services, including administration of our clients’ investment portfolios. As investment technology evolves, increasing complexity requires more expertise and efforts to manage and test. No automatic tools are guaranteed to function completely without error. While we believe that automated investment technology improves our services, automated systems are subject to a variety of risks including, but not limited to, technical system flaws, outages, system failures, or latency that could prevent timely trades or rebalancing, or employee tampering or manipulation of those systems, which may result in losses to our clients. The computer software that underlies our automated investing technology is constructed based on models and assumptions that may be inaccurate, may not reflect a client's risk profile and tolerance, including, but not limited to, as a result of incorrect, incomplete or outdated client inputs, and may be subject to errors or bugs that cause the software to operate differently than intended. Even if we institute additional controls, it is possible our automated systems may not behave in accordance with our protocols and processes due to human error or influence. Problems could arise if our investment advisory services do not work as intended, particularly if Wealthfront Advisers LLC fails to detect program errors over an extended period. We may also be found to be liable for such errors, which may include liability for breach of Wealthfront Advisers LLC’s fiduciary duty or applicable law. As a result, dependence on automated systems may further increase the risk of operational system flaws as compared to systems using more constant human managing and oversight. If our automated systems are found to be materially inaccurate, if investors believe these metrics are materially inaccurate, or if we uncover significant inaccuracies in these figures, our reputation could suffer greatly. This could negatively impact our business, operating results, and financial condition. Additionally, some of our systems depend on the accuracy and completeness of information provided by clients, borrowers, and other third parties. If this information is inaccurate, incomplete, or misrepresented, whether intentionally or unintentionally, our systems or models may produce incorrect results or fail to function as intended. Such program errors may not be detected despite our quality assurance practices. Further, as a registered investment adviser, we are subject to periodic examinations with the SEC, during which we are required to provide the SEC with, among other things, information regarding controls we implement in connection with our automated advisory services. In the event the SEC does not find our controls to be sufficient, we may be required to implement additional, and potentially costly, remedial measures to protect our clients’ investments, or may otherwise be required to make changes to our operations, which could adversely impact our business, operating results, and financial condition.
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
Additionally, many of our key personnel are vested in a substantial number of shares of our common stock, restricted stock units (“RSUs”), or stock options. Employees may be more likely to terminate their employment with us if the shares they own or the shares underlying their vested RSUs or options have significantly appreciated in value relative to the original purchase prices of the shares, exercise price of the options, or grant date values of the RSUs, or, conversely, if the exercise price of the options that they hold is significantly above the trading price of our common stock.
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
We have invested, and expect to continue to invest, in improvements to our processes, products, and services, including machine learning and artificial intelligence (“AI”) technologies. We primarily use machine learning and AI tools from third-party vendors in certain of our internal processes to help increase employee efficiency and productivity and to optimize software coding. Our financial planning product leverages an internally developed AI model for classifying transactions in linked accounts, which are non-Wealthfront accounts that a client can choose to link to their Wealthfront account to view all of their financial accounts in one place, and when clients open a Wealthfront Brokerage LLC account, we use internally developed AI models to evaluate fraud risk. These internally developed AI models rely on client data.
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
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include, but are not limited to, the valuation of allowance for credit losses, warrant liabilities, and simple agreements for future equity (“SAFEs”), useful lives assigned to property and equipment, the discount rates used for leases, stock-based compensation, including the determination of the fair value of our common stock, and the realizability of deferred tax assets, net and uncertain tax positions. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of industry or financial analysts and investors, potentially resulting in a decline in the market price of our common stock.
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
As of July 31, 2026, we had stock options and RSUs outstanding that, if fully exercised or vested and settled, as applicable, would result in the issuance of 20,385,439 shares of common stock and 13,877,334 shares of common stock, respectively, and we also had outstanding warrants exercisable for the purchase of 1,278,576 shares of common stock. All of the shares of common stock issuable upon the exercise, settlement, or conversion of stock options, warrants, or RSUs, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance subject to existing lock-up or market stand-off agreements and applicable vesting requirements.

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

In March 2026, our board of directors authorized the share repurchase program, under which we may repurchase up to $100.0 million of shares of our outstanding common stock, and as of July 31, 2026, $42.4 million of the original authorized amount remained. The actual timing and amount of repurchases will depend on a variety of factors, including stock price, trading volume, market and business conditions, regulatory requirements, and other considerations, all of which may be impacted by factors outside of our control. The share repurchase program could affect the trading price of our common stock, increase volatility, and any repurchases under the program could diminish our cash and cash equivalents and marketable securities available to fund working capital, capital expenditures, strategic acquisitions, investments, or business opportunities, and other general corporate purposes. The share repurchase program may be suspended, terminated or modified at any time for any reason, and we cannot guarantee that the share repurchase program will be fully consummated, or that it will enhance long-term stockholder value.

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
As described in the Final Prospectus, we used a portion of the net proceeds to repay the $200.0 million of outstanding indebtedness under the Amended Revolver. Through July 31, 2026, there have been no material changes in our planned use of the remaining net proceeds from our IPO as described in the Final Prospectus.
(c) Issuer Purchases of Equity Securities
The following table summarizes our stock repurchase activity for the three months ended July 31, 2026:

	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
	(in thousands)		(in thousands)	(in thousands)
May 1 - 31, 2026	341	$11.56	341	69,005
June 1 - 30, 2026	2,504	$8.85	2,504	46,846
July 1 - 31, 2026	475	$9.28	475	42,372
Total	3,320		3,320
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended July 31, 2026, the following directors and/or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, intending to satisfy the affirmative defense conditions of Rule 10b5-1(c):

Name and Title	Action	Total Shares of Common Stock to be Sold	Adoption Date	Expiration Date
David Fortunato, Chief Executive Officer, President, and Director	Adopt	250,000 (1)	6/17/2026	9/30/2027
Alan Imberman, Chief Financial Officer	Adopt	23,547 (2)	6/12/2026	3/31/2027

(1)    This plan, which provides for the potential sale of certain shares beneficially owned by Mr. Fortunato and certain shares beneficially owned by Mr. Fortunato’s spouse, provides for the potential sale of shares of common stock to be received upon vesting and settlement of certain outstanding restricted stock units, net of any shares withheld by the Company to satisfy applicable tax obligations. The number of shares to be withheld, and therefore the exact number of shares to be sold pursuant to the plan, can only be determined upon the occurrence of future vesting events.

(2)    This plan provides for the sale of shares of common stock to be received upon vesting and settlement of certain outstanding restricted stock units, net of any shares withheld by the Company to satisfy applicable tax obligations. The number of shares to be withheld, and therefore the exact number of shares to be sold pursuant to the plan, can only be determined upon the occurrence of future vesting events.

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

WEALTHFRONT CORPORATION

September 14, 2026	By:	/s/ David Fortunato
David Fortunato
Chief Executive Officer and President

September 14, 2026	By:	/s/ Alan Imberman
Alan Imberman
Chief Financial Officer